Form 10-K
period 2020-12-31
Edify Acquisition Corp.
filed 2021-03-30
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39899

EDIFY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3274503
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

888 7th Avenue, Floor 29 New York, NY 10106 (212) 603-2800	10106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 603-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	EACPU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	EAC	The Nasdaq Stock Market LLC
Warrants	EACPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 25, 2021 was 34,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EDIFY ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

Edify Acquisition Corp. (“EAC”) a newly organized blank check company incorporated as a Delaware corporation on September 30, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or our business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search on businesses in education, edtech, workforce development, and HCM sectors in the United States.

On January 20, 2021, EAC consummated its initial public offering (the “IPO”) of 27,600,000 units (the “Units”), each Unit consisting of one share of common stock of EAC, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to EAC of $276,000,000.

Simultaneously with the closing of the IPO, EAC consummated the private placement (“Private Placement”) with the Sponsor of 5,640,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $5,640,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

As of January 20, 2021, a total of $276,000,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to (i) pay our tax obligations or (ii) for working capital purposes (but not to exceed $250,000 annually) (less up to $100,000 interest to pay dissolution expenses), the amounts in trust will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 21, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination by January 21, 2023, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Colbeck Edify Holdings, LLC

We are sponsored by Colbeck Edify Holdings, LLC, an affiliate of Colbeck Capital Management, LLC (“Colbeck”), a leading middle-market private equity asset manager focused on strategic lending. Founded in 2009, Colbeck partners with companies during periods of transition, providing creative and highly structured capital solutions to meet their evolving needs. Due to the complex nature of its investments, Colbeck’s diligence and portfolio management is similar to that of traditional private equity firms. Its diligence processes regularly include third-party market studies, accounting and legal analysis, internally generated financial modeling and forecasting, and extensive on-site and management diligence. Colbeck supports its portfolio companies through consistent engagement with management in areas such as financial management, budgeting, governance, executive management, acquisition strategy, deal execution and capital markets activity, generating incremental returns for active sponsorship. Colbeck’s principals have participated in over $22 billion of strategic investments over 70 combined years and across market cycles at leading institutions such as Goldman Sachs, Morgan Stanley, Deutsche Bank, and Macquarie.

In addition to managing capital from leading institutional endowments, foundations, insurance companies, and public and corporate pensions, the principals at Colbeck are founders of a fully-integrated education services provider, Studio Enterprise, LLC (“Studio”), that uses technology, human resources, and data to help top colleges and universities transform in the digital era. In addition to Studio, described further below, Colbeck has experience with other relevant investments including Rimini Street, Limbach, and TechStyle Fashion Group.

With our capability to source, execute, and manage assets across various sectors and our education-specific operating and investing experience, we believe we are well-positioned to drive ongoing value creation post-business combination within our targeted sector.

Studio Enterprise, LLC

The principals at Colbeck founded the predecessor company to Studio Enterprise, LLC (“Studio”) in 2013 to support the innovation, reinvention, and advancement of mission in higher education. Studio was launched as a fully integrated education services provider that offers critical services to partner institutions. As the founding team and sole control equity sponsor, the principals of Colbeck have grown Studio from a start-up to a leading education services provider in seven years. Today, Studio provides services including marketing and admissions, compliance, finance and accounting, financial aid intake, information technology, facilities management, and curriculum and instructional design to over 14,000 students across 19 campus locations and across 65 degree programs, ranging from certificate to doctoral, supporting institutions of various sizes with both online and on-ground modalities.

Given Studio’s history and with experience managing both organic growth and expansion through acquisitions in the sector, the management team believes we are well equipped to analyze and find an attractive investment opportunity in the learning and talent management industry. Post-acquisition, the team believes it is capable and comfortable with sponsoring a company within these industries given its precedent experience.

Our Management Team and Board of Directors

We are led by Susan Wolford, our Chairwoman, Peter Ma, our Chief Executive Officer, and Morris Beyda, our Chief Financial Officer. In addition, we assembled a team of industry experts with executive and operational experience at education, edtech, or HCM companies, who will serve on our Board of Directors. Together, the team combines for over 150 years of experience as investors, advisors, and operators with over 100 years focused in the target sectors.

Ms. Wolford was previously a Vice Chair of BMO Capital Markets and former head of the Technology and Business Services Group, which included the educational services and edtech, HCM, enterprise and application software, information services, and financial technology industries. She was an investment banker for over 35 years, leading a wide variety of financing and merger and acquisition transactions across many industry groups. For the past 20 years, she has been focused on the educational services industry, working with pre-K-12, post-secondary, and lifelong learning companies. During her tenure leading the education practice at BMO Capital Markets, which started when Ms. Wolford joined the bank in April 2003, Ms. Wolford sourced and executed 52 merger and acquisition transactions and was involved in over $37 billion in debt and equity financings. She has served on multiple nonprofit and publicly-listed Board of Directors and currently is on the Dean’s Advisory Council of Villanova School of Business and the Board of Director’s Leadership Council of the Rutgers Cancer Institute of New Jersey, and previously served on the Board of the Center for Education Reform. Ms. Wolford graduated with honors from Villanova University and received a Master’s of International Affairs from Columbia University.

Peter Ma is our Chief Executive Officer. Mr. Ma is a Partner and Managing Director at Colbeck. Mr. Ma also serves as Executive Vice Chairman of Studio where he leads the Company’s key strategic initiatives including mergers and acquisitions, tactical investments, and capital markets activity in both debt and equity. In this capacity, Mr. Ma also works closely with management on critical operational projects. Mr. Ma joined Colbeck in January 2012. At Colbeck, Mr. Ma leads the firm’s West Coast office based in Los Angeles where he is responsible for sourcing opportunities and leading investment execution, including diligence, documentation, and portfolio management. Previously, Mr. Ma joined and worked at MESA Securities (acquired by Houlihan Lokey) as an investment banker in June 2010, where he advised media and entertainment companies on mergers, acquisitions, and capital raising, with a focus on structured financings. Mr. Ma was previously a Member of the Board of Trustees at Woodbury University, one of the oldest accredited institutions in Southern California and was a Forbes 30 under 30 list maker in the media category. Mr. Ma graduated from Harvard University with a Bachelor of Arts in Economics, where he was a member of the football team.

Morris Beyda is our Chief Financial Officer. Mr. Beyda is a Partner, Chief Operating Officer and Chief Compliance Officer at Colbeck, where he is responsible for all middle and back office functions, including operations, finance, technology, and compliance. Mr. Beyda joined Colbeck in March 2009. Prior to joining Colbeck, Mr. Beyda joined Serengeti Asset Management LP (“Serengeti”) in May 2007 and worked as its Chief Technology Officer, where he had both systems and operational responsibilities from pre-launch through a four times growth in AUM achieved in less than a year. Before joining Serengeti, Mr. Beyda was the North American Chief Information Officer and Vice President of Information Technology for Dimension Data Holdings (LSE: DDT), a global systems integrator, having joined in October 2001. Mr. Beyda began his career with Arthur Andersen’s Business Consulting group, followed by various executive roles in early-stage ventures. Mr. Beyda holds a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania.

Jason Beckman is a Director. Mr. Beckman is a Co-Founder and Managing Partner of Colbeck. Mr. Beckman co-founded Colbeck with Mr. Colodne in January 2009. Mr. Beckman has spent his professional career in private equity and related areas of strategic credit. Mr. Beckman is intimately involved in all aspects of Colbeck’s business, including investment execution and management of the firm’s investment origination. Mr. Beckman worked at Goldman Sachs, having joined the bank in 1998, as the head of Fixed Income Currency, and Commodities Division’s distressed debt sourcing business where he built and managed a team responsible for sourcing strategic lending opportunities and distressed asset divestitures. In this capacity, Mr. Beckman worked closely with Mr. Colodne from 1998-2004. After Goldman Sachs, Mr. Beckman joined Deutsche Bank in January 2005 with a similar focus. Mr. Beckman is a graduate of Union College and studied abroad at the London School of Economics. During his time at Union College, Mr. Beckman co-founded CollegetownUSA.com, an online education focused resource for College students around the United States. The company was ultimately acquired by Blackboard which later went public. Mr. Beckman focuses his philanthropic efforts in the Arts, as a benefactor of The Metropolitan Museum of Art and Art Production Fund and on global humanitarian issues through the World Food Program and International Rescue Committee.

Jason Colodne is a Director. Mr. Colodne is a Co-Founder and Managing Partner of Colbeck. Mr. Colodne co-founded Colbeck with Mr. Beckman in January 2009. He is the senior transaction partner at Colbeck and oversees all aspects of investment execution, including diligence, documentation, and portfolio management. Mr. Colodne’s investment experience runs over two decades. Mr. Colodne joined Goldman Sachs in July 1998 after gaining proprietary investment and investment banking experience at UBS and Bear Stearns. Mr. Colodne became the Head of Bank Loan Research and Investing and the Hybrid Lending Business in the Fixed Income Currency, and Commodities Division at Goldman Sachs before launching the Strategic Finance division at Morgan Stanley, which he joined in June 2004. Mr. Colodne was a Managing Director at Morgan Stanley and as the founder of the division, established all infrastructure for deal sourcing, accounting, deal execution, portfolio management, loan closing, loan administration, and credit trading. The Morgan Stanley Strategic Finance division transacted on $19 billion of Strategic Lending loan volume under Mr. Colodne’s leadership. Mr. Colodne also served as the President and Head of Leveraged Loan and M&A Activity at the private equity firm Patriarch Partners, which he joined in April 2007. Mr. Colodne has held board seats on multiple portfolio companies and participated in numerous restructuring steering committees. Mr. Colodne is a member of the Young Professionals Organizations – Metro New York (YPO), is a Board Member of the Centurion Foundation, and a Committee Member at the Children’s Tumor Foundation. Mr. Colodne is a graduate of the University of Pennsylvania.

Rosamund M. Else-Mitchell is a Director. In December 2020, Ms. Else-Mitchell rejoined Scholastic as President of Education Solutions. Previously, Ms. Else-Mitchell was Chief Learning Officer and Executive Vice President at Houghton Mifflin Harcourt, which she joined in June 2015. In this role, she oversaw efficacy research, learning science, and data analytics teams, as well as the company’s teaching and learning platforms and professional learning business. Ms. Else-Mitchell was also Executive Vice President of K –12 at Scholastic Education in the U.S., which she joined in 2000. There she was responsible for the company’s product strategy and development, including product and platforms which use technology and analytics to enhance teaching and learning. She began her career as a high school English teacher in Australia and has worked as a publisher, a researcher, with education non-profits, and as a television book reviewer. She holds a master’s degree from the University of Sydney in Australia and a Bachelor of Arts degree from the University of Oxford, UK. She is currently a Visiting Teaching Fellow at Harvard GSE and Chair of the Edtech Evidence Exchange K-12 Industry Council.

Ronald H. Schlosser is a Director. Mr. Schlosser advises global leaders in private equity on investing in education and information services companies. He formerly served as Executive Chairman and as a Director of McGraw-Hill Education, having rejoined in March 2013. Previously, Mr. Schlosser was Chairman and Chief Executive officer of Haights Cross Communications (“HCC”), an educational and library publishing company, where he led expansion of the company’s product lines especially with digital segments. Mr. Schlosser joined HCC in May 2010. Before HCC, starting in 2008, he served as senior advisor to Providence Equity Partners (“Providence”), and was chairman of several of Providence’s education and information services companies including Jones & Bartlett and Assessment Technologies Institute (now Ascend Learning), Edline, and Survey Sampling International. Mr. Schlosser spent 12 years at Thomson Corporation, including four years as Chief Executive Officer of Thomson Learning Group (now Cengage Learning). Mr. Schlosser started at Thomson Corporation in July 1995. Earlier, he held executive positions at Elsevier Science, which he started at in 1988, and McGraw-Hill. Mr. Schlosser currently serves on the Board of Directors of Copyright Clearance Center and the Warehouse Arts District in Florida. Mr. Schlosser holds an MBA from Farleigh Dickinson University and is a graduate of Rider University.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus will be on the learning and talent management industry, which includes the education, edtech, workforce development, and HCM sectors. We believe our focus industry is attractive for several reasons:

•	Expansive Universe of Potential Targets: We intend to focus our investment effort broadly across the education, edtech, workforce development, and HCM sectors. We believe that our investment and operating expertise in education, specifically in the higher education sector, will give us a large, addressable universe of potential targets. Additionally, the management team has had significant exposure to many potential investment opportunities from their experience as both operators and investors in the industry. The diversity of the target universe and the number of sub-sectors maximizes the likelihood that the management team will be able to identify and execute an attractive transaction. We believe that there are over 90 target companies within Edify’s focus industries and that the universe of scaled learning and talent management assets has increased dramatically in the last decade. We believe, that within these sectors, public markets valuation multiples have been consistently increasing achieving levels that generally exceed historical private market valuations. The potential target universe includes the following:

o	Education and Edtech: PreK-12 and higher education operators, content and assessments, tutoring and test preparation, administrative software platforms, classroom and content delivery software platforms, and services

o	Workforce Development: Consumer and corporate paid training and skills development aimed at increasing personal and enterprise wide productivity

o	HCM: HR software and services intended to improve the productivity of employee acquisition, retention, and effectiveness

•	Significant Total Addressable Market (“TAM”) With Robust Private Sector Growth:

o	Education, Edtech, and Workforce Development: The global education market, including PreK-12, higher education, and corporate training, was roughly $5.9 trillion in 2019 ($5.4 trillion estimated for 2020) and expected to grow at a 3.6% CAGR to $7.3 trillion by 2025. Spending on education technology is expected to grow even faster and is accelerating as a result of the COVID-19 pandemic. In August 2020, educational consulting and research firm HolonIQ increased its market size and growth estimates for the global edtech market to reflect the impact of the pandemic, projecting spending to increase at a 16.3% CAGR from $163 billion in 2019 to $404 billion in 2025 ($227 million estimated for 2020). Projected digital spend as a percentage of total global expenditures is projected to increase as well, from 2.7% in 2019 to 5.2% in 2025. Although the entire industry may be vast, the private sector portion is still relatively small. The past two decades have seen the birth of the K-12 alternative school movement, the explosion (and then contraction) of the private postsecondary sector, and the creation of the online learning sector. In just the U.S., we estimate that the private sector education will generate roughly $123 billion in revenues in 2020, or about 7.8% of the overall education market. Private sector education revenues are expected to grow significantly faster that the overall market, reaching roughly $149 billion in 2025, still only comprising about 8.4% of total education spending.

o	HCM: According to Gartner, the global HCM application market generated roughly $18.5 billion in revenue in 2019 ($18.3 billion estimated for 2020) and is estimated to reach $25.9 billion in revenue in 2024, representing a 7.0% CAGR. The role of HCM has become more strategic to employers as they address a more mobile and remote workforce, tightening labor markets, and a growing skills gap (discussed above) and seek to optimize their investments in attracting, managing, and developing talent. We believe the COVID-19 pandemic can accelerate growth in the sector as employers look to a more flexible work environment. According to a Paychex survey from June 2020, 55% of small and medium sized businesses plan to allow or require employees to work remotely, and 41% see more flexible work schedules as a permanent change to the work environment.

•

Acceleration of Online and Blended Learning: Online education is rapidly gaining acceptance among students, schools, and employers, as a valuable and effective mode of education delivery. COVID-19 has accelerated technological exposure and adoption in education for both students and parents. Global Market Insights estimates that the online learning market, encompassing online learning, learning management system (LMS), mobile learning, rapid online learning, and virtual classroom technology, surpassed $200 billion in 2019 and is anticipated to grow at over 8% CAGR between 2020 and 2026. Drivers for this estimated growth include a rise in the number of Internet users and new technologies such as cloud computing and artificial intelligence, which are increasingly impacting education. While we believe there are attractive investment opportunities that are not online learning focused, we see this trend as transformative and a driver of value for the broader education and edtech industries.

•	Focus on Affordability Will Require Innovation: According to the College Board, the cost of higher education has increased significantly between the 1989-1990 and 2019-2020 academic years, with total student costs (tuition, room, and board) rising 2.2% compounded annually on an inflation-adjusted basis at private non-profit four-year institutions and 2.7% at public four-year institutions. A survey of online student preferences conducted by Learning House in June of 2019, demonstrates that cost has remained the top factor in the online college student’s decision-making process since 2015, with 60% of undergraduates selecting affordability as a top three factor in 2019. The significant and unsustainable growth of tuition rates has resulted in higher education becoming unaffordable for many potential students. This presents opportunities to enable schools to become more efficient through the use of administrative software, technology in classrooms to lower the cost of instruction, and software to increase student retention and graduation. This theme of affordability has also spawned non-degree training for entry level positions such as coding schools and other certification businesses.

•	Opportunity for Educators to Leverage Technology to Unlock Efficiencies: Online learning has not only widened the learner base, but also necessitated the need to invest in technology required to teach both students and perform administrative functions. According to Gartner, software IT spending on K-12 and higher education in the United States is projected to increase from approximately $10.2 billion in 2020 to approximately $17.8 billion in 2024, representing a 14.9% CAGR. The sale of strategic ancillary solutions in the United States represents a significant growth opportunity as academic institutions become more sophisticated in using software and data to support business processes and driving strategic decisions. This is reinforced by the fact that budget pressures and shifting economic conditions also prompt institutions to seek ways to more efficiently manage their operations using technology.

•	Increased Investment in Workforce Development and a Focus on Reskilling or Upskilling: Over the last three decades, technological innovation, such as automation, digitization, and globalization, have transformed the landscape of the United States’ workforce. According to a 2019 McKinsey Global Institute report on the impact of digitization on the U.S. economy, the speed of technology-induced skill displacement is projected to double over the next decade, displacing nearly 14.7 million workers under the age of 34, as well as 11.5 million workers over the age of 50. A 2016 Pew Research Center survey, “The State of American Jobs,” found that 87% of workers believe it will be important or essential for them to obtain, training, and develop new job skills throughout their careers in order to keep up with changes in the workplace.

•

Experience is the Best Teacher: Despite its substantial size, the education and edtech industries can be considered niche and often involve understanding of players, payors, and policy. The management team brings with it a significant history of operating and investing in higher education and is well versed in understanding the relevant nuances. We believe this positions Edify Acquisition Corp. well and maximizes the likelihood that the management team successfully identifies, acquires, and operates a company in the education or edtech industry.

Acquisition Strategy

We believe the learning and talent management industry provides a large and growing marketplace with favorable macro trends and will provide an expansive universe of potential targets. Our business strategy is to identify and complete our initial business combination with a company that is well-positioned strategically to take advantage of the growth, consolidation, and disruption opportunities available in the education, edtech, workforce development, and HCM sectors, in order to build long-term stockholder value. We believe that many of our target opportunities may fall into one of the following categories: a) assets that cannot be levered and as such a public valuation may be more compelling than a leveraged buyout; b) high quality but undermanaged assets where our experienced board of directors can add substantial operational value; c) multiple arbitrage opportunities where multiples in the public market can be substantially higher than those in the private market; d) scaled assets that are becoming too large for the majority of financial sponsors, limiting the universe of private equity buyers. We believe our management team, with the assistance of our advisors, is well-positioned to identify unique opportunities within the learning and talent management and related industries. Certain members of our founders, management team and board of directors spent several years working with, transacting with, and investing in businesses in the education and HCM sectors and have developed a wide network of professional services contacts and business relationships. Our selection process will leverage our relationships with key learning and talent management providers, venture capitalists, growth equity, and private equity funds, executives of private and public companies, investment banking firms, lenders, restructuring advisers, attorneys, accountants, consultants, charitable organizations, and other intermediaries and service providers, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets and ultimately will seek to provide prospective sellers with comfort that the process is well-informed and targeted. Given our profile and dedicated industry approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources and investors in other private and public companies in our networks. Our management team will also proactively search for unique opportunities that are best positioned for our initial business combination. We believe that our management team and advisors’ reputations, experience, and track record of making investments in the learning and talent management industry will make us a preferred partner for these potential targets.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective business combination opportunities. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	Are companies in the education, edtech, workforce development, and HCM sectors with attractive brand and history of business success;

•	have an estimated enterprise value of at least $500mm

•	have differentiated products or value propositions that provide growth opportunities and competitive advantages;

•	have a strong and experienced management team with a track record of growth;

•	have a history of strong operating and financial results or provide a clear path to achieving profitability;

•	operate in geographies with low political and economic risk;

•	are prepared to be a public company and want to have public currency for acquisitions;

•	offer an attractive risk-adjusted return to our stockholders;

•	have strong corporate governance and reporting policies in place;

•	will benefit as a public company from increased public market valuations.

These criteria and guidelines are not expected to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that from time to time our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 888 7th Avenue, Floor 29, New York, NY 10106. On January 14, 2021, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “EACPU” on January  20, 2020. The shares of common stock and warrants comprising the units began separate trading on Nasdaq on February  16, 2021, under the symbols “EAC” and “EACPW”, respectively.

Holders of Record

As of December 31, 2020, there were 6,900,000 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 20, 2021, EAC consummated its initial public offering (the “IPO”) of 27,600,000 units (the “Units”), each Unit consisting of one share of common stock of EAC, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to EAC of $276,000,000.

Simultaneously with the closing of the IPO, EAC consummated the private placement (“Private Placement”) with the Sponsor of 5,640,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $5,640,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

As of January 20, 2021, a total of $276,000,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to (i) pay our tax obligations or (ii) for working capital purposes (but not to exceed $250,000 annually) (less up to $100,000 interest to pay dissolution expenses), the amounts in the trust account will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 21, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination by January 21, 2023, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Our Sponsor paid a total of $4,140,000 of underwriting fees, net of $1,380,000 reimbursed from the underwriters in underwriting discounts and commissions and received a non-interest bearing promissory note in exchange for the payment of such amount, was payable at the closing of a Business Combination. We paid $414,049 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 30, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from September 30, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $42,397. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On January 20, 2021, we consummated the Initial Public Offering of 27,600,000 Units, at a price of $10.00 per Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,640,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $5,640,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account, and we had $1,305,151 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $14,214,049 in transaction costs, including $4,140,000 of underwriting fees, net of $1,380,000 reimbursed from the underwriters, $9,660,000 of deferred underwriting fees and $414,049 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,5000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below, an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on January 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per share, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 25, 2021.

Name	Age	Position
Peter Ma	32	Chief Executive Officer
Morris Beyda	46	Chief Financial Officer
Susan Wolford	63	Director, Chairman of the Board of Directors
Jason Beckman	44	Director
Jason Colodne	48	Director
Rosamund Elsie-Mitchell	50	Director
Ronald H. Schlosser	71	Director

Below is a summary of the business experience of each our executive officers and directors:

Peter Ma is our Chief Executive Officer. Currently, Mr. Ma is a Partner and Managing Director at Colbeck which he joined in January 2012. At Colbeck, Mr. Ma leads the firm’s West Coast office based in Los Angeles, where he is responsible for sourcing opportunities and leading investment execution, including diligence, documentation, and portfolio management. Presently, Mr. Ma also serves as Executive Vice Chairman of Studio, where he leads the Company’s key strategic initiatives, including mergers and acquisitions, tactical investments, and capital markets activity in both debt and equity. In this capacity, Mr. Ma also works closely with management on critical operational projects. From June 2010 to January 2012, Mr. Ma was an investment banker at MESA Securities (acquired by Houlihan Lokey), where he advised media and entertainment companies on mergers, acquisitions, and capital raising, with a focus on structured financings. Mr. Ma was a Forbes 30 under 30 list maker in the media category and he was a Member of the Board of Trustees at Woodbury University, one of the oldest accredited institutions in Southern California. Mr. Ma graduated from Harvard University with a Bachelor of Arts in Economics, where he was a member of the football team.

Morris Beyda is our Chief Financial Officer. Currently, Mr. Beyda is a Partner, Chief Operating Officer and Chief Compliance Officer at Colbeck, where he is responsible for all middle and back office functions including operations, finance, technology, and compliance. In March 2009, Mr. Beyda joined Colbeck. Prior to joining Colbeck, from May 2007 to February 2009, Mr. Beyda was Chief Technology Officer of Serengeti, where he had both systems and operational responsibilities from pre-launch through a four times growth in AUM achieved in less than a year. Before joining Serengeti, from October 2001 to March 2006, Mr. Beyda was the North American Chief Information Officer and Vice President of Information Technology for Dimension Data Holdings (LSE: DDT), a global systems integrator. From June 1995 to July 1997, Mr. Beyda worked with Arthur Andersen’s Business Consulting group, followed by various executive roles in early-stage ventures. Mr. Beyda holds a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania.

Susan Wolford is the Chairwoman of the Board and Director. From April 2003 to July 2020, Ms. Wolford worked at BMO Capital Markets. In December 2018, Ms. Wolford became the Vice Chair of BMO Capital Markets after serving as the Head of the Technology and Business Services Group, which included the educational services and edtech, HCM, enterprise and application software, information services, and financial technology industries. During her tenure leading the education practice at BMO Capital Markets, Ms. Wolford sourced and executed 52 mergers and acquisition transactions, and was involved in over $37 billion in debt and equity financings. She has served on multiple nonprofit and publicly-listed Board of Directors and is currently on the Dean’s Advisory Council of Villanova School of Business and the Board of Director’s Leadership Council of the Rutgers Cancer Institute of New Jersey and previously served on the Board of the Center for Education Reform. Ms. Wolford graduated with honors from Villanova University and received a Master’s of International Affairs from Columbia University. Ms. Wolford was an investment banker for over 35 years, leading a wide variety of financing and merger- and- acquisition transactions across many industry groups. For the past 20 years, she has been focused on the educational services industry, working with pre-K-12, post-secondary, and lifelong learning companies. We believe that Ms. Wolford is qualified to serve on our board of directors based on her expertise in finance and her transaction expertise.

Jason Beckman is one of our directors. Mr. Beckman has spent his professional career in private equity and related areas of strategic credit. Mr. Beckman co-founded Colbeck with Mr. Colodne in January 2009. Mr. Beckman is currently a Co-Founder and Managing Partner of Colbeck. At Colbeck, Mr. Beckman is intimately involved in all aspects of the business, including investment execution and management of the firm’s investment origination. From January 2005 to February 2008, Mr. Beckman worked at Deutsche Bank where he was the Vice President of Distressed Debt Sourcing and Sales. From July 1998 to February 2004, Mr. Beckman worked at Goldman Sachs as the head of Fixed Income Currency, and Commodities Division’s distressed debt sourcing business where he built and managed a team responsible for sourcing strategic lending opportunities and distressed asset divestitures. In this capacity, Mr. Beckman worked closely with Mr. Colodne. Mr. Beckman focuses his philanthropic efforts in the Arts, as a benefactor of The Metropolitan Museum of Art and Art Production Fund and on global humanitarian issues through the World Food Program and International Rescue Committee. Mr. Beckman is a graduate of Union College and studied abroad at the London School of Economics. During his time at Union College, Mr. Beckman co-founded CollegetownUSA.com, an online education focused resource for College students around the United States. The company was ultimately acquired by Blackboard which later went public. We believe that Mr. Beckman is qualified to serve on our board of directors based on his expertise in finance.

Jason Colodne is one of our directors. Mr. Colodne’s investment experience runs over two decades. Mr. Colodne co-founded Colbeck with Mr. Beckman in January 2009. Mr. Colodne is currently a Co-Founder and Managing Partner of Colbeck. He is the senior transaction partner at Colbeck and oversees all aspects of investment execution, including diligence, documentation, and portfolio management. From April 2007 to January 2008, Mr. Colodne served as the President and Head of Leveraged Loan and M&A Activity at the private equity firm Patriarch Partners. From June 2004 to March 2007, Mr. Colodne was a Managing Director at Morgan Stanley and, as the founder of the division, established all infrastructure for deal sourcing, accounting, deal execution, portfolio management, loan closing, loan administration, and credit trading. Under Mr. Colodne’s leadership, the Morgan Stanley Strategic Finance division transacted on $19 billion of Strategic Lending loan volume. From July 1998 to May 2004, Mr. Colodne served as the Head of Bank Loan Research and Investing and the Hybrid Lending Business in the Fixed Income Currency and Commodities Division at Goldman Sachs. Mr. Colodne joined Goldman Sachs after gaining proprietary investment and investment banking experience at UBS and Bear Stearns. Mr. Colodne has held board seats on multiple portfolio companies and participated in numerous restructuring steering committees. Mr. Colodne is a member of the Young Professionals Organizations – Metro New York (YPO), is a Board Member of the Centurion Foundation, and is a Committee Member at the Children’s Tumor Foundation. Mr. Colodne is a graduate of the University of Pennsylvania. We believe that Mr. Colodne is qualified to serve on our board of directors based on his transaction expertise.

Rosamund M. Else-Mitchell is one of our directors. In December 2020, Ms. Else-Mitchell rejoined Scholastic as President of Education Solutions. Ms. Else-Mitchell is currently a Visiting Teaching Fellow at Harvard GSE and Chair of the Edtech Evidence Exchange K-12 Industry Council. From June 2015 to July 2019, she was Chief Learning Officer and Executive Vice President at Houghton Mifflin Harcourt. In this role, she oversaw efficacy research, learning science, and data analytics teams, as well as the company’s teaching and learning platforms and professional learning business. From August 2013 to May 2015, Ms. Else-Mitchell was Executive Vice President of K–12 at Scholastic Education in the U.S. There she was responsible for the company’s product strategy and development, including product and platforms which use technology and analytics to enhance teaching and learning. She began her career as a high school English teacher in Australia and has worked as a publisher, a researcher, with education non-profits, and as a television book reviewer. She holds a master’s degree from the University of Sydney in Australia and a Bachelor of Arts degree from the University of Oxford, UK. We believe that Ms. Else-Mitchell is qualified to serve on our board of directors based of her extensive education experience.

Ronald H. Schlosser is one of our directors. Currently, Mr. Schlosser advises global leaders in private equity on investing in education and information services companies. From March 2013 to October 2020, he has served as an Executive Chairman and as a Director of McGraw-Hill Education. From May 2010 to March 2012, Mr. Schlosser was Chairman and Chief Executive Officer of Haights Cross Communications (“HCC”), an educational and library publishing company, where he led expansion of the company’s product lines especially with digital segments. Before HCC, from October 2008 to November 2009, he served as senior advisor to Providence Equity Partners (“Providence”) and was chairman of several of Providence’s education and information services companies, including Jones & Bartlett and Assessment Technologies Institute (now Ascend Learning), Edline, and Survey Sampling International. Mr. Schlosser started at Thomson Corporation in July 1995. Mr. Schlosser spent 12 years at Thomson Corporation, including four years as Chief Executive Officer of Thomson Learning Group (now Cengage Learning). Additionally, he has held executive positions at Elsevier Science, which he started at in 1988. Mr. Schlosser currently serves on the Board of Directors of Copyright Clearance Center and the Warehouse Arts District in Florida. Mr. Schlosser holds an MBA from Farleigh Dickinson University and is a graduate of Rider University. We believe that Mr. Schlosser is qualified to serve on our board of directors based on his extensive edtech experience.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on January 12, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Ms. Wolford, Ms. Elsie-Mitchell, and Mr. Schlosser, each of whom is an independent director under Nasdaq’s listing standards. Ms. Wolford is the Chairperson of the audit committee. The Board has determined that Ms. Wolford qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Susan Wolford, Rosamund M. Else-Mitchell and Ronald H. Schlosser. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Ms. Wolford, Ms. Elsie-Mitchell, and Mr. Schlosser, each of whom is an independent director under Nasdaq’s listing standards. Mr. Schlosser is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
	Colbeck Capital Management, LLC	private equity asset manager	Partner and Managing Director
Peter Ma	Studio Enterprise, LLC	education services provider	Executive Vice Chairman
Morris Beyda	Colbeck Capital Management, LLC	private equity asset manager	Partner, Chief Operating Officer and Chief Compliance Officer
	Colbeck Capital Management, LLC	private equity asset manager	Co-Founder and Managing Partner
	Colbeck Strategic Lending Fund GP, LLC	strategic lender	General Partner
	Colbeck Strategic Lending Fund II GP, LLC	strategic lender	General Partner
Jason Beckman	Studio Enterprise, LLC	education services provider	Co-Chairman
	Centurion Foundation	private-sector 501 (c) (3) organization (real estate)	Board Member
	Colbeck Capital Management, LLC	private equity asset manager	Co-Founder and Managing Partner
	Colbeck Strategic Lending Fund GP, LLC	strategic lender	General Partner
	Colbeck Strategic Lending Fund II GP, LLC	strategic lender	General Partner
Jason Colodne	Studio Enterprise, LLC	education services provider	Co-Chairman
	Copyright Clearance Center	copyright licensing services	Director
Ronald H. Schlosser	Warehouse Arts District	501(c)3 non- profit arts organization	Director
Rosamund Else-Mitchell	Scholastic, Inc.	publisher and distributor	Officer

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 25, 2021, we had 34,500,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 25, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Colbeck Edify Holdings, LLC (2)	6,900,000		20.0%
Peter Ma	-		-
Morris Beyda	-		-
Susan Wolford	-		-
Jason Beckman	6,900,000	(3)	20.0%
Jason Colodne	6,900,000	(3)	20.0%
Rosamund M. Else-Mitchell	-		-
Ronald H. Schlosser	-		-
All directors and executive officers as a group (seven individuals)	6,900,000		20.0%
Adage Capital Partners, L.P. (4)	1,800,000		5.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 888 7th Avenue, Floor 29, New York, NY 10106.
(2)	Our sponsor is controlled by Jason Beckman and Jason Colodne.
(3)	Consists of shares owned by Colbeck Edify Holdings, LLC.
(4)	Based on information provided in a Schedule 13G filed on February 1, 2021. Adage Capital Partners, L.P. has the power to dispose of and the power to vote the shares of Class A Common Stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C.. Adage Capital Advisors, L.L.C., as managing member of Adage Capital Partners GP, L.L.C., directs Adage Capital Partners GP, L.L.C.’s operations. Robert Atchinson and Phillip Gross, as managing members of Adage Capital Partners GP, L.L.C., have shared power to vote the shares of Class A Common Stock beneficially owned by Adage Capital Partners, L.P.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $0.40 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase 1,250,000 shares of common stock if $500,000 of notes were so converted). Such Private Warrants will be identical to the Private Warrants issued at the closing of the initial public offering. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In October 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. On January 14, 2021, we declared a dividend of 0.2 shares of our common stock for each outstanding share of our common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares.

Simultaneously with the closing of the IPO, EAC consummated the private placement (“Private Placement”) with the Sponsor of 5,640,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $5,640,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $0.40 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase 1,250,000 shares of common stock if $500,000 of notes were so converted). Such Private Warrants will be identical to the Private Warrants issued at the closing of the initial public offering. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the Private Warrants (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from September 30, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $75,705 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from September 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from September 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from September 30, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and between Registrant and BMO Capital Markets Corp. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
4.4	Warrant Agreement, dated January 14, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
4.5	Description of Securities
10.1	Letter Agreements, dated January 14, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.3	Registration Rights Agreement, dated January 14, 2021, among the Registrant and the Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Registrant and Colbeck Edify Holdings, LLC (the “Sponsor”) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.5	Indemnity Agreement, dated as of January 14, 2021, by and between the Registrant, the Sponsor and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.6	Private Placement Warrants Subscription Agreement, dated January 14, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)

* Filed herewith.

** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDIFY ACQUISITION CORP.

Dated: March 29, 2021	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Ma	Chief Executive Officer	March 29, 2021
Peter Ma	(Principal Executive Officer)

/s/ Morris Beyda	Chief Financial Officer	March 29, 2021
Morris Beyda	(Principal Accounting and Financial Officer)

/s/ Susan Wolford	Chairwoman	March 29, 2021
Susan Wolford

/s/ Jason Beckam	Director	March 29, 2021
Jason Beckman

/s/ Jason Colodne	Director	March 29, 2021
Jason Colodne

/s/ Rosamund Else-Mitchell	Director	March 29, 2021
Rosamund Else-Mitchell

/s/ Ronald H. Schlosser	Director	March 29, 2021
Ronald H. Schlosser

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and between Registrant and BMO Capital Markets Corp. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
4.4	Warrant Agreement, dated January 14, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
4.5	Description of Securities
10.1	Letter Agreements, dated January 14, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.3	Registration Rights Agreement, dated January 14, 2021, among the Registrant and the Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Registrant and Colbeck Edify Holdings, LLC (the “Sponsor”) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.5	Indemnity Agreement, dated as of January 14, 2021, by and between the Registrant, the Sponsor and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
10.6	Private Placement Warrants Subscription Agreement, dated January 14, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)

EDIFY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Edify Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Edify Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the period from September 30, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2021

EDIFY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current asset - cash	$42,397
Deferred offering costs	137,603
TOTAL ASSETS	$180,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,000
Promissory note — related party	155,000
Total Liabilities	156,000

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)(2)	690
Additional paid-in capital	24,310
Accumulated deficit	(1,000)
Total Stockholder’s Equity	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$180,000

(1)	On January 14, 2021, the Company declared a dividend of 0.2 shares of common stock for each outstanding share, resulting in an aggregate of 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 5).
(2)	Included an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). Subsequent to the balance sheet date, on January 20, 2021, the underwriters exercised their over-allotment option in full; thus, no Class B common stock remains subject to forfeiture

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,000
Net Loss	$(1,000)

Weighted average shares outstanding, basic and diluted (1)(2)	6,000,000

Basic and diluted net loss per common shares	$(0.00)

(1)	On January 14, 2021, the Company declared a dividend of 0.2 shares of common stock for each outstanding share, resulting in an aggregate of 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 5).
(2)	Excluded an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). Subsequent to the balance sheet date, on January 20, 2021, the underwriters exercised their over-allotment option in full; thus, no Class B common stock remains subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — September 30, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)(2)	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance — December 31, 2020	6,900,000	$690	$24,310	$(1,000)	$24,000

(1)	On January 14, 2021, the Company declared a dividend of 0.2 shares of common stock for each outstanding share, resulting in an aggregate of 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 5).
(2)	Included an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). Subsequent to the balance sheet date, on January 20, 2021, the underwriters exercised their over-allotment option in full; thus, no Class B common stock remains subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,000)
Changes in operating assets and liabilities:
Accrued expenses	1,000
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from promissory note — related party	125,000
Payment of offering costs	(107,603)
Net cash provided by financing activities	42,397

Net Change in Cash	42,397
Cash – Beginning	—
Cash – Ending	$42,397

Non-cash investing and financing activities:
Offering costs paid through promissory note - related party	$30,000

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Edify Acquisition Corp. (the “Company”) was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021 the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,640,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Colbeck Edify Holdings, LLC (the “Sponsor”), generating gross proceeds of $5,640,000, which is described in Note 4.

Transaction costs amounted to $14,214,049, consisting of $4,140,000 in cash underwriting fees, net of $1,380,000 reimbursed from the underwriters, $9,660,000 of deferred underwriting fees and $414,049 of other offering costs.

Following the closing of the Initial Public Offering on January 20, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by January 20, 2023 and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until January 20, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $42,397 in its operating bank accounts and working capital of $24,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from its Sponsor in exchange for the issuance of the Founder Shares and the loan of up to $250,000 from the Sponsor pursuant to the Note (see Note 5). The Note was repaid on January 20, 2021. Subsequent to the Initial Public Offering, the Company has sufficient cash held outside of the Trust Account to meet its obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of December 31, 2020, there were $137,603 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from September 30, 2020 (inception) through December 31, 2020.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of Class B common stock that are subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriter (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per common share for the period presented.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,640,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant or $5,640,000 from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 19, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On January 14, 2021, the Company declared a dividend of 0.2 shares of common stock for each outstanding share, resulting in an aggregate of 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend.

The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2020, no expenses were incurred.

Promissory Note — Related Party

On October 19, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date the Company determines not to conduct the Initial Public Offering. As of December 31, 2020, there was $155,000 in borrowings outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $230,000 was repaid at the closing of the Initial Public Offering on January 20, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 14, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Propose Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective within 60 business days following a Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may call the warrant for redemption:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•	if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2020, there were no warrants issued and outstanding.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 29, 2021, the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.