Form 10-Q
period 2021-03-31
Edify Acquisition Corp.
filed 2021-05-24
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

EDIFY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

Delaware	001-39899	85-3274503
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

888 7th Avenue, Floor 29 New York, NY 10106
(Address of Principal Executive Offices) (Zip Code)

(212) 603-2800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	EACPU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001	EAC	The Nasdaq Stock Market LLC
Warrants	EACPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of May 24, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$128,639	$42,397
Prepaid expenses	800,698	—
Total Current Assets	929,337	42,397

Deferred offering costs	—	137,603
Marketable securities held in Trust Account	276,005,294	—
TOTAL ASSETS	$276,934,631	$180,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$127,740	$1,000
Promissory note - related party	—	155,000
Total Current Liabilities	127,740	156,000

Deferred underwriting fee payable	9,660,000	—
Warrant liability	13,442,400	—
Total Liabilities	23,230,140	156,000

Commitments and Contingencies

Class A common stock subject to possible redemption 24,870,449 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	248,704,490	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,729,551 and no shares issued and outstanding (excluding 24,870,449 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	273	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	690	690
Additional paid-in capital	—	24,310
Retained Earnings (Accumulated deficit)	4,999,038	(1,000)
Total Stockholders’ Equity	5,000,001	24,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,934,631	$180,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operation and formation costs	$1,251,766
Loss from operations	(1,251,766)

Other income (expense):
Interest earned on marketable securities held in Trust Account	5,294
Loss on initial issuance of private warrants	(3,158,400)
Change in fair value of warrant liabilities	13,434,000
Other income, net	10,280,894

Net (loss) income	$9,029,128

Weighted average shares outstanding of Class A redeemable common stock	27,600,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,690,000
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$1.35

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Sale of 27,600,000 Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	27,600,000	2,760	—	—	244,648,603	—	244,651,363

Class A common stock subject to possible redemption	(24,870,449)	(2,487)	—	—	(244,672,913)	(4,029,090)	(248,704,490)

Net income	—	—	—	—	—	9,029,128	9,029,128

Balance — March 31, 2021	2,729,551	$273	6,900,000	$690	$—	$4,999,038	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$9,029,128
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(13,434,000)
Loss on issuance of private warrants	3,158,400
Transaction costs incurred in connection with IPO	943,412
Interest earned on marketable securities held in Trust Account	(5,294)
Changes in operating assets and liabilities:
Prepaid expenses	(800,698)
Accounts payable and accrued expenses	126,740
Net cash used in operating activities	(982,312)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	271,860,000
Proceeds from sale of Private Placements Warrants	5,640,000
Proceeds from promissory note - related party	75,000
Repayment of promissory note - related party	(230,000)
Payment of offering costs	(276,446)
Net cash provided by financing activities	$277,068,554

Net Change in Cash	86,242
Cash - Beginning of period	42,397
Cash - End of period	$128,639

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$248,704,490
Deferred underwriting fee payable	$9,660,000
Initial classification of warrant liability	$26,687,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Edify Acquisition Corp. (the "Company") was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination").

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021 the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,640,000 warrants (the "Private Placement Warrants") at a price of $1.00 per Private Placement Warrant in a private placement to Colbeck Edify Holdings, LLC (the "Sponsor"), generating gross proceeds of $5,640,000, which is described in Note 5.

Transaction costs amounted to $14,214,049, consisting of $4,140,000 in cash underwriting fees, net of $1,380,000 reimbursed from the underwriters, $9,660,000 of deferred underwriting fees and $414,049 of other offering costs. In addition, as of January 20, 2021, cash of $1,305,151 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on January 20, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the outstanding Public Shares (the "Public Stockholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have until January 20, 2023 to complete a Business Combination (the "Combination Period"). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT AS OF JANUARY 20th, 2021

The Company previously accounted for its outstanding Public Warrants (as defined in Note 9) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of January 20th, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of January 20, 2021 (audited)
Warrant Liability	$—	$26,876,400	$26,876,400
Class A Common Stock Subject to Possible Redemption	262,449,950	(26,876,400)	235,573,550
Class A Common Stock	136	268	404
Additional Paid-in Capital	5,000,175	4,101,544	9,101,719
Accumulated Deficit	(1,000)	(943,412)	(944,412)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12th, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26th, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, at March 31, 2021 and December 31, 2021, 24,870,449 and no shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $64,000, which had a full valuation allowance recorded against it. The Company's deferred tax assets were deemed to be de minimis as of December 31, 2020.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income earned on marketable securities held in Trust Account	$5,294
Less: Income and Franchise Tax	(5,294)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	27,600,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$9,029,128
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$9,029,128
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	6,690,000
Basic and Diluted Non-Redeemable Class A and B Common Stock	$1.35

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,640,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant or $5,640,000 from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On October 19, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date the Company determines not to conduct the Initial Public Offering. As of December 31, 2020, there was $155,000 in borrowings outstanding under the Promissory Note as of December 31, 2020. The outstanding balance under the Promissory Note of $230,000 was repaid at the closing of the Initial Public Offering on January 20, 2021.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020 and March 31, 2021, no such Working Capital Loans were outstanding.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 14, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 2,729,551 shares of Class A common stock issued and outstanding, excluding 24,870,449 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 9 — WARRANTS

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

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may call the warrant for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis," as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $276,005,294 of mutual funds invested in Treasury securities with dividends reinvested. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
March 31, 2021	Mutual funds held in Trust Account	1	$276,005,294

Liabilities:
March 31, 2021	Warrant Liability – Public Warrants	1	$6,900,000
March 31, 2021	Warrant Liability – Private Placement Warrants	3	$6,542,400

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statement of operations.

EDIFY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Public Warrants used a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. In the case of the Private Warrants, we used the Black-Scholes Option Pricing Model since these instruments to not have the early redemption feature. However, if the Private Warrants are also subject to the make-whole table, then the binomial / lattice model is used and will have the same value as the Public Warrants.

The key inputs to both models for the Public and Private Warrants include:

	January 20, 2021
	(Initial Measurement)		March 31, 2021
	Public	Private	Public	Private
Input	Warrants	Warrants	Warrants	Warrants
Asset Price	$9.68	$9.68	$9.70	$9.70
Exercise Price	$11.50	$11.50	$11.50	$11.50
Expected Merger Announcement Date	7/20/2021	7/20/2021	7/20/2021	7/20/2021
Expected Merger Date	1/20/2022	1/20/2022	1/20/2022	1/20/2022
Expiration Date	1/20/2027	1/20/2027	1/20/2027	1/20/2027
Call Price	$18.00	N/A	$18.00	N/A
Contractual Term	5.5	5.5	5.5	5.5
Risk-Free Rate	0.5%	0.5%	1.00%	0.5%
Volatility	25.0%	27.5%	11.6%	20.8%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Steps	50	N/A	50	N/A

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20th, 2021	8,798,400	18,078,000	26,876,400
Change in valuation inputs or other assumptions	(2,256,000)	(11,178,000)	(13,434,000)
Fair value as of March 31, 2021	$6,542,000	$6,900,000	$13,442,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “EAC,” “our,” “us” or “we” refer to Edify Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the quarter ended March 31, 2021, we had a net income of approximately $9.0 million, which consists of income of approximately $13.4 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $4.4 million.

Liquidity and Capital Resources

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

For the quarter ended March 31, 2021, cash used in operating activities was $982,312. Net income of $9,029,128 was affected by noncash charges (income) related to interest earned on marketable securities held in the Trust Account of ($5,294), change in the fair value of warrant liabilities of ($13,434,000), transaction costs incurred in connection with IPO $943,412, and compensation expense of $3,158,400. Changes in operating assets and liabilities used $673,958 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $276,005,294 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2021, we had cash of $128,639. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC, except for the below:

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on January 14, 2021. On January 20, 2020, we consummated the Initial Public Offering of 27,600,000 shares of common stock (the “Public Shares”), which includes 3,600,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $276 million, and incurring offering costs of approximately $8 million, inclusive of approximately $7 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,640,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $5.6 million. The Private Placement Warrants are identical to the warrants sold as part of the units in the IPO, subject to limited exceptions. Additionally, the Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date, we complete our initial business combination. Our Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $276  million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid $4,140,000 of underwriting fees, net of $1,380,000 reimbursed from the underwriters (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $0.4 million for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)