Form 10-Q
period 2021-06-30
Edify Acquisition Corp.
filed 2021-08-16
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$67,944	$42,397
Prepaid expenses	675,426	—
Total Current Assets	743,370	42,397

Deferred offering costs	—	137,603
Investments held in Trust Account	276,012,176	—
TOTAL ASSETS	$276,755,546	$180,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$240,821	$1,000
Promissory note - related party	—	155,000
Total Current Liabilities	240,821	156,000

Deferred underwriting fee payable	9,660,000	—
Warrant liabilities	16,710,000	—
Total Liabilities	26,610,821	156,000

Commitments and Contingencies

Class A common stock subject to possible redemption 24,514,472 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	245,144,720	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,085,528 and no shares issued and outstanding (excluding 24,514,472 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020	309	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	3,559,734	24,310
Retained Earnings (Accumulated deficit)	1,439,272	(1,000)
Total Stockholders’ Equity	5,000,005	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,755,546	$180,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$299,048	$1,550,814
Loss from operations	(299,048)	(1,550,814)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	6,882	12,176
Loss on initial issuance of private warrants	—	(3,158,400)
Change in fair value of warrant liabilities	(3,267,600)	10,166,400
Total other (loss) income, net	(3,260,718)	7,020,176

Net (loss) income	$(3,559,766)	$5,469,362

Weighted average shares outstanding, Class A redeemable common stock	27,600,000	27,600,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	6,900,000	6,795,580

Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(0.52)	$0.80

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Sale of 27,600,000 Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	27,600,000	2,760	—	—	244,648,603	—	244,651,363

Class A common stock subject to possible redemption	(24,870,449)	(2,487)	—	—	(244,672,913)	(4,029,090)	(248,704,490)

Net income	—	—	—	—	—	9,029,128	9,029,128

Balance — March 31, 2021	2,729,551	273	6,900,000	690	—	4,999,038	5,000,001

Class A common stock subject to possible redemption	355,977	36	—	—	3,559,734	—	3,559,770

Net loss	—	—	—	—	—	(3,559,766)	(3,559,766)

Balance – June 30, 2021	3,085,528	$309	6,900,000	$690	$3,559,734	$1,439,272	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,469,362
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,166,400)
Loss on issuance of private warrants	3,158,400
Transaction costs associated with issuance of warrants	943,412
Interest earned on marketable securities held in Trust Account	(12,176)
Changes in operating assets and liabilities:
Prepaid expenses	(675,426)
Accounts payable and accrued expenses	239,821
Net cash used in operating activities	(1,043,007)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	271,860,000
Proceeds from sale of Private Placements Warrants	5,640,000
Proceeds from promissory note - related party	75,000
Repayment of promissory note - related party	(230,000)
Payment of offering costs	(276,446)
Net cash provided by financing activities	277,068,554

Net Change in Cash	25,547
Cash - Beginning of period	42,397
Cash - End of period	$67,944

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$245,199,720
Deferred underwriting fee payable	$9,660,000
Initial classification of warrant liability	$26,876,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Edify Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021 the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12th, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 24,514,472 and no shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liabilities

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income earned on marketable securities held in Trust Account	$6,882	$12,176
Less: Income and Franchise Tax	(6,882)	(12,176)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	27,600,000	27,600,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(3,559,766)	$5,469,362

Less: Redeemable Net Earnings	—	—
Non-Redeemable Net (Loss) Income	$(3,559,766)	$5,469,362

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	6,900,000	6,795,580

Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.52)	$0.80

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. . For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees related to these services, of which $55,000 is included in accrued expenses in the accompanying condensed balance sheet at June 30, 2021. There were no amounts included in accrued expenses at December 31, 2020.

Promissory Note — Related Party

On October 19, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date the Company determines not to conduct the Initial Public Offering. As of December 31, 2020, there was $155,000 in borrowings outstanding under the Promissory Note as of December 31, 2020. The outstanding balance under the Promissory Note of $230,000 was repaid at the closing of the Initial Public Offering on January 20, 2021. Borrowings under the Promissory Note are no longer available.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 3,085,528 shares of Class A common stock issued and outstanding, excluding 24,514,472 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 – WARRANT LIABILITIES

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Once the warrants become exercisable, the Company may call the warrant for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $276,012,176 of mutual funds invested in Treasury securities with dividends reinvested. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
June 30, 2021	Investments held in Trust Account – Mutual Funds	1	$276,012,176

Liabilities:
June 30, 2021	Warrant Liability – Public Warrants	1	$9,660,000
June 30, 2021	Warrant Liability – Private Placement Warrants	3	$7,050,000

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

The Public Warrants used a binomial/lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The Public Warrants also trade in public markets and accordingly we have observable pricing on this instrument. In the case of the Private Warrants, we used the Black-Scholes Option Pricing Model since these instruments to not have the early redemption feature. However, if the Private Warrants are also subject to the make-whole table, then the binomial lattice model is used and will have the same value as the Public Warrants.

The key inputs to both models for the Public and Private Warrants include:

	January 20, 2021
	(Initial Measurement)		June 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Asset Price	$9.68	$9.68	$9.66
Exercise Price	$11.50	$11.50	$11.50
Expected Merger Announcement Date	7/20/2021	7/20/2021	7/20/2021
Expected Merger Date	1/20/2022	1/20/2022	1/20/2022
Expiration Date	1/20/2027	1/20/2027	1/20/2027
Call Price	$18.00	N/A	N/A
Contractual Term	5.5	5.5	5.5
Risk-Free Rate	0.5%	0.5%	1.00%
Volatility	25.0%	27.5%	22.4%
Dividend Yield	0.0%	0.0%	0.0%
Steps	50	N/A	N/A

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20th, 2021	8,798,400	18,078,000	26,876,400
Change in valuation inputs or other assumptions	(2,256,000)	(11,178,000)	(13,434,000)
Fair value as of March 31, 2021	6,542,400	6,900,000	13,442,400
Change in valuation inputs or other assumptions	507,600	2,760,000	3,267,600
Fair value as of June 30, 2021	7,050,000	9,660,000	16,710,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $9,660,000 from Level 3 to Level 1 in the fair value hierarchy for Public Warrants as of June 30, 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $3.6 million, which consists of loss of approximately $3.3 million derived from the changes in fair value of the warrant liability and general and administrative expenses of approximately $0.30 million, offset by interest earned on marketable securities of approximately $7,000.

For the six months ended June 30, 2021, we had a net income of approximately $5.5 million, which consists of income of approximately $10.2 million derived from the changes in fair value of the warrant liability and interest earned on marketable securities of approximately $12,000, offset by general and administrative expenses of approximately $1.6 million.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,043,007. Net income of $5,469,362 was affected by non-cash charges (income) related to interest expenses on marketable securities held in the Trust Account of $12,176, change in the fair value of warrant liabilities of $10,166,400, transaction costs incurred in connection with warrant liabilities $943,412, and loss on issuance of warrant liabilities of $3,158,400. Changes in operating assets and liabilities used $435,605 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $276,012,176 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2021, we had cash of $67,944. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of $0.35 per share, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. There was no other change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our Initial Public Offering filed with the SEC and our previously filed Annual Report on 10-K and Quarterly Reports on Form 10-Q. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021, we consummated the Initial Public Offering of 27,600,000 shares of common stock (the “Public Shares”), which includes 3,600,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $276 million, and incurring offering costs of approximately $8 million, inclusive of approximately $7 million in deferred underwriting commissions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)