Form 10-Q
period 2021-09-30
Edify Acquisition Corp.
filed 2021-11-12
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Audited)	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from September 13, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholder’s (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the period from September 13, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 13, 2020 (inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	19
Item 3. Quantitative and Qualitative Disclosure about Market Risks	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signatures	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$67,944	$42,397
Prepaid expenses	545,270	—
Total Current Assets	613,214	42,397

Deferred offering costs	—	137,603
Investments held in Trust Account	276,019,134	—
TOTAL ASSETS	$276,632,348	$180,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$344,663	$1,000
Promissory note - related party	—	155,000
Total Current Liabilities	344,663	156,000

Deferred underwriting fee payable	9,660,000	—
Warrant liabilities	14,884,800	—
TOTAL LIABILITIES	24,889,463	156,000

Commitments and Contingencies

Class A common stock subject to possible redemption 27,600,00 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(24,257,805)	(1,000)
Total Stockholders’ (Deficit) Equity	(24,257,115)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,632,348	$180,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			September 13,
			2020
			(Inception)
	Three Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$233,998	$1,784,812	$1,000
Loss from operations	(233,998)	(1,784,812)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,958	19,134	—
Change in fair value of warrant liabilities	1,825,200	11,991,600	—
Loss on initial issuance of private warrants	—	(3,158,400)	—
Total other income (expense), net	1,832,158	8,852,334	—

Net Income (loss)	$1,598,160	$7,067,522	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	25,578,022	—

Basic and diluted net income per share, Class A common stock	$0.05	$0.22	$—

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,834,066	6,000,000

Basic net income (loss) per share, Class B common stock	$0.05	$0.22	$(0.00)

Diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,000,000

Diluted net income (loss) per share, Class B common stock	$0.05	$0.22	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance – December 31, 2020	6,900,000	$690	$24,310	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)

Net income	—	—	—	9,029,128	9,029,128

Balance – March 31, 2021 (unaudited)	6,900,000	690	—	(22,296,199)	(22,295,509)

Net loss	—	—	—	(3,559,766)	(3,559,766)

Balance – June 30, 2021 (unaudited)	6,900,000	$690	$—	$(25,855,965)	$(25,855,275)

Net income	—	—	—	1,598,160	1,598,160

Balance – September 30, 2021 (unaudited)	6,900,000	$690	$—	$(24,257,805)	$(24,257,115)

FOR THE PERIOD FROM SEPTEMBER 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance – September 13, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020	$6,900,000	$690	$24,310	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		period from
		September 13,
		2020
	For the	(Inception)
	Nine months ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,067,522	(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,991,600)	—
Loss on issuance of Private Placement Warrants	3,158,400	—
Transaction costs associated with issuance of warrants	943,412	—
Interest earned on marketable securities held in Trust Account	(19,134)	—
Changes in operating assets and liabilities:
Prepaid expenses	(545,270)	—
Accounts payable and accrued expenses	343,663	1,000
Net cash used in operating activities	(1,043,007)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	271,860,000	—
Proceeds from sale of Private Placement Warrants	5,640,000	—
Proceeds from promissory note - related party	75,000	—
Repayment of promissory note - related party	(230,000)	—
Payment of offering costs	(276,446)	—
Net cash provided by financing activities	277,068,554	—

Net Change in Cash	25,547	—
Cash - Beginning of period	42,397	—
Cash - End of period	$67,944	—

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$276,000,000	—
Deferred underwriting fee payable	$9,660,000	—
Initial classification of warrant liabilities	$26,876,400	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(UNAUDITED)

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

Liquidity

As of September 30, 2021, the Company had $67,944 in its operating bank accounts, $276,019,134 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $268,551, which excludes franchise taxes payable of $150,450, of which such amount will be paid from interest earned on the Trust Account. As of September 30, 2021, approximately $19,134 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or January 20, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statement is reflected in the following table.

	As Previously
Balance Sheet as of January 20, 2021 (unaudited)	Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$235,573,550	$40,426,450	$276,000,000
Class A common stock	$404	$(404)	$—
Additional paid-in capital	$9,101,719	$(9,101,719)	$—
Accumulated deficit	$(944,412)	$(31,324,327)	$(32,268,739)
Total Stockholders’ Equity (Deficit)	$8,158,401	$(40,426,450)	$(32,268,049)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $14,214,049, of which $13,270,637 were charged to shareholders’ equity upon the completion of the Initial Public Offering on January 20, 2021 and $943,412 was expensed in the condensed statements of operations.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common shares issuance at cost	(13,270,637)
Plus:
Accretion of carrying value to redemption value	31,348,637
Class A common stocks subject to possible redemption	$276,000,000

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences due to the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following tables reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three	Nine Months	For the period from
	Months Ended	Ended	September 13, 2020
	September 30,	September 30,	(inception) through
	2021	2021	September 30, 2020
	Class A	Class A	Class A
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,278,528	$5,577,340	$—
Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	25,578,022	—
Basic and diluted net income per common share	$0.05	$0.22	$—

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months	Nine Months	For the period from
	Ended	Ended	September 13, 2020
	September 30,	September 30,	(inception) through
	2021	2021	September 30, 2020
	Class B	Class B	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$319,632	$1,490,182	$(1,000)
Denominator:
Basic weighted average common shares outstanding	6,900,000	6,834,066	6,000,000
Basic net income per common share	$0.05	$0.22	$(0.00)
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$319,632	$1,501,505	$(1,000)
Denominator:
Diluted weighted average common shares outstanding	6,900,000	6,900,000	6,000,000
Diluted net income per common share	$0.05	$0.22	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 19, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On January 14, 2021, the Company declared a dividend of 0.2 shares of common stock for each outstanding share, resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Founders Shares included an aggregate of up to 900,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founders Shares will equal, on an un-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On January 20, 2021, the underwriter’s election exercised their over-allotment option; therefore the 900,000 shares were no longer subject to forfeiture. Accordingly, there are 6,900,000 Founders Shares issued and outstanding.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $85,000 in fees related to these services, of which $85,000 is included in accrued expenses in the accompanying condensed balance sheet at September 30, 2021. There were no amounts included in accrued expenses at December 31, 2020.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 10 – WARRANT LIABILITIES

As of September 30, 2021, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 11 — FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $276,019,134 of mutual funds invested in Treasury securities with dividends reinvested. During the nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
September 30, 2021	Investments held in Trust Account – Mutual Funds	1	$276,019,134

Liabilities:
September 30, 2021	Warrant Liability – Public Warrants	1	$8,004,000
September 30, 2021	Warrant Liability – Private Placement Warrants	3	$6,880,800

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statements of operations.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Private Placement Warrants were valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a binomial/lattice model, which is considered to be a Level 3 fair value measurement, that assumes the optimal exercise of the Company’s redemption option at the earliest possible date. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs to both models for the Public and Private Warrants were as follows:

	January 20, 2021
	(Initial Measurement)		September 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Asset Price	$9.68	$9.68	$9.77
Exercise Price	$11.50	$11.50	$11.50
Expected Merger Announcement Date	7/20/2021	7/20/2021	2/20/2022
Expected Merger Date	1/20/2022	1/20/2022	7/20/2022
Expiration Date	1/20/2027	1/20/2027	7/20/2027
Call Price	$18.00	N/A	N/A
Contractual Term	5.5	5.5	5.5
Risk-Free Rate	0.5%	0.5%	1.10%
Volatility	25.0%	27.5%	21.3%
Dividend Yield	0.0%	0.0%	0.0%
Steps	50	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 20, 2021	8,798,400	18,078,000	26,876,400
Change in fair value	(1,917,600)	(11,178,000)	(13,095,600)
Transfers to Level 1	—	(6,900,000)	(6,900,000)
Fair value as of September 30, 2021	6,880,800	—	6,880,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $6,900,000 from Level 3 to Level 1 in the fair value hierarchy for Public Warrants during the nine months ended September 30, 2021.

NOTE 12 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $1.6 million, which consists of income of approximately $1.8 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities of approximately $7,000, offset by general and administrative expenses of approximately $0.23 million.

For the nine months ended September 30, 2021, we had net income of approximately $7.0 million, which consists of income of approximately $12.0 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities of approximately $19,000, offset by general and administrative expenses of approximately $1.8 million.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,043,007. Net income of $7,067,522 was affected by non-cash charges (income) related to interest income on marketable securities held in the Trust Account of $19,134, changex in the fair value of warrant liabilities of $11,991,600, transaction costs incurred in connection with warrant liabilities $943,412, and a loss on issuance of warrant liabilities of $3,158,400. Changes in operating assets and liabilities used $201,607 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $276,019,134 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2021, we had cash of $67,944. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including expanding and improving our review process for complex securities and related accounting standards. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

Dated: November 12, 2021	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)