Form 10-Q/A
period 2021-09-30
Edify Acquisition Corp.
filed 2021-12-22
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 22, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

i

EXPLANATORY NOTE

Edify Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021, and June 30, 2021 should be restated in this Quarterly Report as a result of this error (see Note 2 of the financial statements included in this Quarterly Report). These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December____, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

We are filing this Quarterly Report to amend and restate the Original Quarterly Report with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

ii

Part I. Item 1. Financial Statements

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I. Item 4. Controls and Procedures

Part II. Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Quarterly Report is being amended or updated by this Quarterly Report and, other than as described herein, this Quarterly Report does not purport to reflect any information or events subsequent to the Original Quarterly Report. We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. This Quarterly Report continues to describe the conditions as of the date of the Original Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and with our filings with the SEC subsequent to the Original Quarterly Report.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited, restated)
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

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			September 13,
			2020
			(Inception)
	Three Months Ended	Nine months ended	Through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$233,998	$1,784,812	$1,000
Loss from operations	(233,998)	(1,784,812)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,958	19,134	—
Change in fair value of warrant liabilities	1,825,200	11,991,600	—
Loss on initial issuance of private warrants	—	(3,158,400)	—
Total other income (expense), net	1,832,158	8,852,334	—

Net Income (loss)	$1,598,160	$7,067,522	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock (restated)	27,600,000	25,578,022	—

Basic and diluted net income per share, Class A common stock (restated)	$0.05	$0.22	$—

Basic weighted average shares outstanding, Class B common stock (restated)	6,900,000	6,834,066	6,000,000

Basic net income (loss) per share, Class B common stock (restated)	$0.05	$0.22	$(0.00)

Diluted weighted average shares outstanding, Class B common stock (restated)	6,900,000	6,900,000	6,000,000

Diluted net income (loss) per share, Class B common stock (restated)	$0.05	$0.22	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance – December 31, 2020	6,900,000	$690	$24,310	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)

Net income	—	—	—	9,029,128	9,029,128

Balance – March 31, 2021 (unaudited, restated)	6,900,000	690	—	(22,296,199)	(22,295,509)

Net loss	—	—	—	(3,559,766)	(3,559,766)

Balance – June 30, 2021 (unaudited, restated)	6,900,000	$690	$—	$(25,855,965)	$(25,855,275)

Net income	—	—	—	1,598,160	1,598,160

Balance – September 30, 2021 (unaudited, restated)	6,900,000	$690	$—	$(24,257,805)	$(24,257,115)

FOR THE PERIOD FROM SEPTEMBER 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance – September 13, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020	6,900,000	$690	$24,310	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		period from
		September 13,
		2020
	For the	(Inception)
	Nine months ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,067,522	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,991,600)	—
Loss on issuance of Private Placement Warrants	3,158,400	—
Transaction costs associated with issuance of warrants	943,412	—
Interest earned on marketable securities held in Trust Account	(19,134)	—
Changes in operating assets and liabilities:
Prepaid expenses	(545,270)	—
Accounts payable and accrued expenses	343,663	1,000
Net cash used in operating activities	(1,043,007)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	271,860,000	—
Proceeds from sale of Private Placement Warrants	5,640,000	—
Proceeds from promissory note - related party	75,000	—
Repayment of promissory note - related party	(230,000)	—
Payment of offering costs	(276,446)	—
Net cash provided by financing activities	277,068,554	—

Net Change in Cash	25,547	—
Cash - Beginning of period	42,397	—
Cash - End of period	$67,944	$—

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$9,660,000	—
Initial classification of warrant liabilities	$26,876,400	—

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the “Affected Financial Statements”) and such Affected Financial Statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to the Affected Financial Statements in this Quarterly Report on Form 10-Q/A.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$248,704,490	$27,295,510	$276,000,000
Class A common stock	$273	$(273)	$—
Retained earnings	$4,998,038	$(27,295,237)	$(22,296,199)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(27,295,510)	$(22,295,509)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$245,144,720	$30,855,280	$276,000,000
Class A common stock	$309	$(309)	$—
Additional paid-in capital	$3,559,734	$(3,559,734)	$—
Retained earnings	$1,439,272	$(27,295,237)	$(25,855,965)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(30,855,280)	$(25,855,275)

	As Previously
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$248,704,490	$(248,704,490)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$245,199,720	$(245,199,720)	$—

	As Previously
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021	Reported	Adjustment	As Restated
Sale of 27,600,000 Class A shares, net of underwriting discounts	$244,651,363	$(244,651,363)	$—
Change in value of Class A common stock subject to redemption	(248,704,490)	248,704,490	—
Accretion for Class A common stock to redemption amount	—	(34,348,637)	(34,348,637)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(27,295,510)	$(22,295,509)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021
Change in value of Class A common stock subject to redemption	$3,559,770	$(3,559,770)	$—
Total Stockholders’ Equity (Deficit)	$5,000,005	$(30,855,280)	$(25,855,275)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously	As Restated	As Previously	As Restated	As Previously	As Restated
	Reported For the	For the	Reported For the	For the	Reported For the	For the
	Three Months	Three Months	Three Months	Three Months	Six Months	Six Months
	Ended March 31,	Ended March 31,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2021	2021	2021	2021	2021	2021
Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	21,466,667	27,600,000	27,600,000	27,600,000	24,550,276
Basic and diluted net loss per share, Class A common stock	$—	$0.32	$—	$(0.10)	$—	$0.17
Basic and diluted weighted average shares outstanding, Class B common stock	6,690,000	6,690,000	6,690,000	6,690,000	6,795,580	6,795,580
Basic and diluted net loss per share, Class B common stock	$1.35	$0.32	$(0.52)	$(0.10)	$0.80	$0.17

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 20, 2021, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A commons share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects

PART I - OTHER INFORMATION

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

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

Dated: December 22, 2021	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)