Form 10-K
period 2021-12-31
Edify Acquisition Corp.
filed 2022-03-31
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-39899

EDIFY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3274503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 7th Avenue, Floor 29 New York, NY 10106 (212) 603-2800	10106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 603-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	EACPU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	EAC	The Nasdaq Stock Market LLC
Warrants	EACPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $266,616,000.

The number of shares outstanding of the Registrant's shares of common stock as of March 30, 2022 was 34,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EDIFY ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

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

ITEM 1.BUSINESS

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

Our Management Team and Board of Directors

We are led by Susan Wolford, our Chairwoman, Ronald H, Schlosser, our Chief Executive Officer, and Morris Beyda, our Chief Financial Officer. In addition, we assembled a team of industry experts with executive and operational experience at education, edtech, or HCM companies, who will serve on our Board of Directors. Together, the team combines for over 150 years of experience as investors, advisors, and operators with over 100 years focused in the target sectors.

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

Ronald H. Schlosser is our Chief Executive Officer. Currently, Mr. Schlosser advises global leaders in private equity on investing in education and information services companies. From March 2013 to October 2020, he served as an Executive Chairman and as a Director of McGraw-Hill Education. From May 2010 to March 2012, Mr. Schlosser was Chairman and Chief Executive Officer of Haights Cross Communications (“HCC”), an educational and library publishing company, where he led expansion of the company’s product lines especially with digital segments. Before HCC, from October 2008 to November 2009, he served as senior advisor to Providence Equity Partners (“Providence”) and was chairman of several of Providence’s education and information services companies, including Jones & Bartlett and Assessment Technologies Institute (now Ascend Learning), Edline, and Survey Sampling International. Mr. Schlosser started at Thomson Corporation in July 1995. Mr. Schlosser spent 12 years at Thomson Corporation, including four years as Chief Executive Officer of Thomson Learning Group (now Cengage Learning). Additionally, he has held executive positions at Elsevier Science, which he started at in 1988. Mr. Schlosser currently serves on the Board of Directors of Copyright Clearance Center

and the Warehouse Arts District in Florida. Mr. Schlosser holds an MBA from Farleigh Dickinson University and is a graduate of Rider University.

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

Ari Horowitz is a Director. Mr. Horowiz is currently the Chief Executive Officer of Yardline Capital – a leading provider of non-dilutive growth capital solutions for business operating within the marketplace commerce economies. He has more than 20 years of experience in operational and transactional senior leadership, marketing, and corporate development roles. Prior to Yardline, Mr. Horowitz was the SVP, Strategic Partnerships & Corp Development at Thrasio, the fastest growing acquirer of Amazon third-party seller businesses, where he co-led the team which has acquired over 100 Amazon sellers. He continues to serve as an Advisor to Thrasio and has been the CEO of multiple companies, including Opus360 which he co-founded and took public. During his career, he has also been a senior member of teams which completed financings and M&A transactions with a total value in excess of $1.5B. Mr. Horowitz holds a Bachelor of Arts degree in economics from the University of Pennsylvania.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus will be on the learning and talent management industry, which includes the education, edtech, workforce development, and HCM sectors. We believe our focus industry is attractive for several reasons:

●	Expansive Universe of Potential Targets: We intend to focus our investment effort broadly across the education, edtech, workforce development, and HCM sectors. We believe that our investment and operating expertise in education, specifically in the higher education sector, will give us a large, addressable universe of potential targets. Additionally, the management team has had significant exposure to many potential investment opportunities from their experience as both operators and investors in the industry. The diversity of the target universe and the number of sub-sectors maximizes the likelihood that the management team will be able to identify and execute an attractive transaction. We believe that there are over 90 target companies within Edify’s focus industries and that the universe of scaled learning and talent management assets has increased dramatically in the last decade. We believe, that within these sectors, public markets valuation multiples have been consistently increasing achieving levels that generally exceed historical private market valuations. The potential target universe includes the following:
o	Education and Edtech: PreK-12 and higher education operators, content and assessments, tutoring and test preparation, administrative software platforms, classroom and content delivery software platforms, and services
o	Workforce Development: Consumer and corporate paid training and skills development aimed at increasing personal and enterprise wide productivity
o	HCM: HR software and services intended to improve the productivity of employee acquisition, retention, and effectiveness
●	Significant Total Addressable Market (“TAM”) With Robust Private Sector Growth:
o	Education, Edtech, and Workforce Development: The global education market, including PreK-12, higher education, and corporate training, was roughly $5.9 trillion in 2019 ($5.4 trillion estimated for 2020) and expected to grow at a 3.6% CAGR to $7.3 trillion by 2025. Spending on education technology is expected to grow even faster and is accelerating as a result of the COVID-19 pandemic. In August 2020, educational consulting and research firm HolonIQ increased its market size and growth estimates for the global edtech market to reflect the impact of the pandemic, projecting spending to increase at a 16.3% CAGR from $163 billion in 2019 to $404 billion in 2025 ($227 million estimated for 2020). Projected digital spend as a percentage of total global expenditures is projected to increase as well, from 2.7% in 2019 to 5.2% in 2025. Although the entire industry may be vast, the private sector portion is still relatively small. The past two decades have seen the birth of the K-12 alternative school movement, the explosion (and then contraction) of the private postsecondary sector, and the creation of the online learning sector. In just the U.S., we estimate that the private sector education will generate roughly $123 billion in revenues in 2020, or about 7.8% of the overall education market. Private sector education revenues are expected to grow significantly faster that the overall market, reaching roughly $149 billion in 2025, still only comprising about 8.4% of total education spending.
o	HCM: According to Gartner, the global HCM application market generated roughly $18.5 billion in revenue in 2019 ($18.3 billion estimated for 2020) and is estimated to reach $25.9 billion in revenue in 2024, representing a 7.0% CAGR. The role of HCM has become more strategic to employers as they address a more mobile and remote workforce, tightening labor markets, and a growing skills gap (discussed above) and seek to optimize their investments

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
●	Acceleration of Online and Blended Learning: Online education is rapidly gaining acceptance among students, schools, and employers, as a valuable and effective mode of education delivery. COVID-19 has accelerated technological exposure and adoption in education for both students and parents. Global Market Insights estimates that the online learning market, encompassing online learning, learning management system (LMS), mobile learning, rapid online learning, and virtual classroom technology, surpassed $200 billion in 2019 and is anticipated to grow at over 8% CAGR between 2020 and 2026. Drivers for this estimated growth include a rise in the number of Internet users and new technologies such as cloud computing and artificial intelligence, which are increasingly impacting education. While we believe there are attractive investment opportunities that are not online learning focused, we see this trend as transformative and a driver of value for the broader education and edtech industries.
●	Focus on Affordability Will Require Innovation: According to the College Board, the cost of higher education has increased significantly between the 1989-1990 and 2019-2020 academic years, with total student costs (tuition, room, and board) rising 2.2% compounded annually on an inflation-adjusted basis at private non-profit four-year institutions and 2.7% at public four-year institutions. A survey of online student preferences conducted by Learning House in June of 2019, demonstrates that cost has remained the top factor in the online college student’s decision-making process since 2015, with 60% of undergraduates selecting affordability as a top three factor in 2019. The significant and unsustainable growth of tuition rates has resulted in higher education becoming unaffordable for many potential students. This presents opportunities to enable schools to become more efficient through the use of administrative software, technology in classrooms to lower the cost of instruction, and software to increase student retention and graduation. This theme of affordability has also spawned non-degree training for entry level positions such as coding schools and other certification businesses.
●	Opportunity for Educators to Leverage Technology to Unlock Efficiencies: Online learning has not only widened the learner base, but also necessitated the need to invest in technology required to teach both students and perform administrative functions. According to Gartner, software IT spending on K-12 and higher education in the United States is projected to increase from approximately $10.2 billion in 2020 to approximately $17.8 billion in 2024, representing a 14.9% CAGR. The sale of strategic ancillary solutions in the United States represents a significant growth opportunity as academic institutions become more sophisticated in using software and data to support business processes and driving strategic decisions. This is reinforced by the fact that budget pressures and shifting economic conditions also prompt institutions to seek ways to more efficiently manage their operations using technology.
●	Increased Investment in Workforce Development and a Focus on Reskilling or Upskilling: Over the last three decades, technological innovation, such as automation, digitization, and globalization, have transformed the landscape of the United States’ workforce. According to a 2019 McKinsey Global Institute report on the impact of digitization on the U.S. economy, the speed of technology-induced skill displacement is projected to double over the next decade, displacing nearly 14.7 million workers under the age of 34, as well as 11.5 million workers over the age of 50. A 2016 Pew Research Center survey, “The State of American Jobs,” found that 87% of workers believe it will be important or essential for them to obtain, training, and develop new job skills throughout their careers in order to keep up with changes in the workplace.
●	Experience is the Best Teacher: Despite its substantial size, the education and edtech industries can be considered niche and often involve understanding of players, payors, and policy. The management team brings with it a significant history of operating and investing in higher education and is well versed in understanding the relevant nuances. We believe this positions Edify Acquisition Corp. well and maximizes the likelihood that the management team successfully identifies, acquires, and operates a company in the education or edtech industry.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective business combination opportunities. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●	Are companies in the education, edtech, workforce development, and HCM sectors with attractive brand and history of business success;
●	have an estimated enterprise value of at least $500mm
●	have differentiated products or value propositions that provide growth opportunities and competitive advantages;
●	have a strong and experienced management team with a track record of growth;
●	have a history of strong operating and financial results or provide a clear path to achieving profitability;
●	operate in geographies with low political and economic risk;
●	are prepared to be a public company and want to have public currency for acquisitions;
●	offer an attractive risk-adjusted return to our stockholders;
●	have strong corporate governance and reporting policies in place;
●	will benefit as a public company from increased public market valuations.

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

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our executive offices at 888 7th Avenue, Floor 29, New York, NY 10106. On January 14, 2021, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

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

Holders of Record

As of December 31, 2021, there were 6,900,000 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6.SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had net income of approximately $8.1 million, which consists of income of approximately $13.3 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $26,000, offset by formation and operating costs of approximately $2.0 million and transaction costs incurred in connection with the IPO of approximately $3.2 million.

For the period from September 30, 2020 (inception) through December 31, 2021, we had a net loss of $1,000, which consisted of formation and operating expenses.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account, and we had $$1,305,151  of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $14,214,049 in transaction costs incurred in connection with IPO, including $4,140,000 of underwriting fees, net of $1,380,000 reimbursed from the underwriters, $9,660,000 of deferred underwriting fees and $414,049 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $1,178,843. Net income of $8,112,423 was composed of interest earned on marketable securities held in Trust Account of $26,092, change in fair value of warrant liabilities of $13,264,800, transaction costs incurred in connection with the IPO of $943,412, and a loss on issuance of Private Placement warrants of $3,158,400. Changes in operating assets and liabilities used $102,186 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $276,026,092 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $67,944. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 30, 2022.

Name	Age	Position
Ronald J.Schlosser	73	Chief Executive Officer
Morris Beyda	48	Chief Financial Officer
Susan Wolford	65	Director, Chairman of the Board of Directors
Jason Beckman	45	Director
Jason Colodne	50	Director
Rosamund Elsie-Mitchell	52	Director
Ari Horowitz	53	Director

Below is a summary of the business experience of each our executive officers and directors:

Ronald H. Schlosser is our Chief Executive Officer. Currently, Mr. Schlosser advises global leaders in private equity on investing in education and information services companies. From March 2013 to October 2020, he served as an Executive Chairman and as a Director of McGraw-Hill Education. From May 2010 to March 2012, Mr. Schlosser was Chairman and Chief Executive Officer of Haights Cross Communications (“HCC”), an educational and library publishing company, where he led expansion of the company’s product lines especially with digital segments. Before HCC, from October 2008 to November 2009, he served as senior advisor to Providence Equity Partners (“Providence”) and was chairman of several of Providence’s education and information services companies, including Jones & Bartlett and Assessment Technologies Institute (now Ascend Learning), Edline, and Survey Sampling International. Mr. Schlosser started at Thomson Corporation in July 1995. Mr. Schlosser spent 12 years at Thomson Corporation, including four years as Chief Executive Officer of Thomson Learning Group (now Cengage Learning). Additionally, he has held executive positions at Elsevier Science, which he started at in 1988. Mr. Schlosser currently serves on the Board of Directors of Copyright Clearance Center and the Warehouse Arts District in Florida. Mr. Schlosser holds an MBA from Farleigh Dickinson University and is a graduate of Rider University.

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

Ari Horowitz is one of our directors. Mr. Horowiz is currently the Chief Executive Officer of Yardline Capital – a leading provider of non-dilutive growth capital solutions for business operating within the marketplace commerce economies. He has more than 20 years of experience in operational and transactional senior leadership, marketing, and corporate development roles. Prior to Yardline, Mr. Horowitz was the SVP, Strategic Partnerships & Corp Development at Thrasio, the fastest growing acquirer of Amazon third-party seller businesses, where he co-led the team which has acquired over 100 Amazon sellers. He continues to serve as an Advisor to Thrasio and has been the CEO of multiple companies, including Opus360 which he co-founded and took public. During his career, he has also been a senior member of teams which completed financings and M&A transactions with a total value in excess of $1.5B. Mr. Horowitz holds a Bachelor of Arts degree in economics from the University of Pennsylvania. We believe that Mr. Horowitz is qualified to serve on our board of directors based on his transaction expertise.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2021 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Ms. Wolford, Ms. Elsie-Mitchell and Mr. Horowitz, each of whom is an independent director under Nasdaq’s listing standards. Mr. Horowitz is the Chairperson of the audit committee. The Board has determined that Mr. Horowitz qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Susan Wolford, Rosamund M. Else-Mitchell and Ari Horowitz. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

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

The members of the Compensation Committee are Ms. Wolford, Ms. Elsie-Mitchell and Mr. Horowitz, each of whom is an independent director under Nasdaq’s listing standards. Mr. Horowitz is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.
●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Ronald H. Schlosser	Copyright Clearance Center	copyright licensing services	Director
	Warehouse Arts District	501(c)3 non- profit arts organization	Director
Morris Beyda	Colbeck Capital Management, LLC	private equity asset manager	Partner, Chief Operating Officer and Chief Compliance Officer
	Colbeck Capital Management, LLC	private equity asset manager	Co-Founder and Managing Partner
	Colbeck Strategic Lending Fund GP, LLC	strategic lender	General Partner
	Colbeck Strategic Lending Fund II GP, LLC	strategic lender	General Partner
Jason Beckman	Studio Enterprise, LLC	education services provider	Co-Chairman
	Centurion Foundation	private-sector 501 (c) (3) organization (real estate)	Board Member
	Colbeck Capital Management, LLC	private equity asset manager	Co-Founder and Managing Partner
	Colbeck Strategic Lending Fund GP, LLC	strategic lender	General Partner
	Colbeck Strategic Lending Fund II GP, LLC	strategic lender	General Partner
Jason Colodne	Studio Enterprise, LLC	education services provider	Co-Chairman
Rosamund Else-Mitchell	Scholastic, Inc.	publisher and distributor	Officer

Ari Horowitz	Yardline Capital	growth capital	Chief Executive Officer

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

			Approximate Percentage
	Number of		of
	Shares Beneficially		Outstanding Common
Name and Address of Beneficial Owner(1)	Owned		stock
Colbeck Edify Holdings, LLC (2)	6,900,000		20.0%
Ronald H. Schlosser	—		—
Morris Beyda	—		—
Susan Wolford	—		—
Jason Beckman	6,900,000	(3)	20.0%
Jason Colodne	6,900,000	(3)	20.0%
Rosamund M. Else-Mitchell	—		—
Ari Horowitz	—		—
All directors and executive officers as a group (seven individuals)	6,900,000		20.0%
Adage Capital Partners, L.P. (4)	1,800,000		5.2%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 888 7th Avenue, Floor 29, New York, NY 10106.
(2)	Our sponsor is controlled by Jason Beckman and Jason Colodne.
(3)	Consists of shares owned by Colbeck Edify Holdings, LLC.
(4)	Based on information provided in a Schedule 13G filed on February 1, 2021. Adage Capital Partners, L.P. has the power to dispose of and the power to vote the shares of Class A Common Stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C.. Adage Capital Advisors, L.L.C., as managing member of Adage Capital Partners GP, L.L.C., directs Adage Capital Partners GP, L.L.C.’s operations. Robert Atchinson and Phillip Gross, as managing members of Adage Capital Partners GP, L.L.C., have shared power to vote the shares of Class A Common Stock beneficially owned by Adage Capital Partners, L.P.

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

Audit Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $98,365 and $0, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(a)The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2021)
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

*Filed herewith.

**Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDIFY ACQUISITION CORP.
Dated: March 30, 2022	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Schlosser	Chief Executive Officer	March 30, 2022
Ronald Schlosser	(Principal Executive Officer)

/s/ Morris Beyda	Chief Financial Officer	March 30, 2022
Morris Beyda	(Principal Accounting and Financial Officer)

/s/ Susan Wolford	Chairwoman	March 30, 2022
Susan Wolford

/s/ Jason Beckman	Director	March 30, 2022
Jason Beckman

/s/ Jason Colodne	Director	March 30, 2022
Jason Colodne

/s/ Rosamund Else-Mitchell	Director	March 30, 2022
Rosamund Else-Mitchell

/s/ Ari Horowitz	Director	March 30, 2022
Ari Horowitz

EXHIBIT INDEX

Exhibit No.	Description
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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2021)
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

EDIFY ACQUISITION CORP.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Edify Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edify Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from September 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the period from for the year ended December 31, 2021 and the period from September 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 20, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit(s) we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number: 100

EDIFY ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$67,944	$42,397
Prepaid expenses	418,750	—
Total Current Assets	486,694	42,397

Deferred offering costs	—	137,603
Investments held in Trust Account	276,026,092	—
TOTAL ASSETS	$276,512,786	$180,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$317,564	$1,000
Advance from related parties	135,836	—
Promissory note - related party	—	155,000
Total Current Liabilities	453,400	156,000

Deferred underwriting fee payable	9,660,000	—
Warrant liabilities	13,611,600	—
TOTAL LIABILITIES	23,725,000	156,000

Commitments and Contingencies

Class A common stock subject to possible redemption 27,600,00 and no shares at redemption value as of December 31, 2021 and 2020, respectively	276,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2021 and 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(23,212,904)	(1,000)
Total Stockholders’ (Deficit) Equity	(23,212,214)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,512,786	$180,000

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		September 30,
		2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$2,020,069	$1,000
Loss from operations	(2,020,069)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	26,092	—
Change in fair value of warrant liabilities	13,264,800	—
Transaction costs incurred in connection with IPO	(3,158,400)	—
Total other income (expense), net	10,132,492	—

Net Income (loss)	$8,112,423	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	26,087,671	—

Basic and diluted net income (loss) per share, Class A common stock	$0.25	$—

Basic weighted average shares outstanding, Class B common stock	6,850,685	6,000,000

Basic net income (loss) per share, Class B common stock	$0.25	$(0.00)

Weighted average shares outstanding, Class B common stock	6,900,000	6,000,000

Diluted net income (loss) per share, Class B common stock	$0.25	$(0.00)

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SETPEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 ANF

YEAR ENDED December 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance – September 30, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020	6,900,000	$690	$24,310	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)

Net income	—	—	—	8,112,423	8,112,423

Balance – December 31, 2021	6,900,000	$690	$—	$(23,212,904)	$(23,212,214)

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		period from
		September 30,
		2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$8,112,423	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,264,800)	—
Loss on issuance of Private Placement Warrants	3,158,400	—
Transaction costs associated with IPO	943,412	—
Interest earned on marketable securities held in Trust Account	(26,092)	—
Changes in operating assets and liabilities:
Prepaid expenses	(418,750)	—
Accounts payable and accrued expenses	316,564	1,000
Net cash used in operating activities	(1,178,843)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	271,860,000	—
Proceeds from sale of Private Placement Warrants	5,640,000	25,000
Advances from related party	135,836
Proceeds from promissory note - related party	75,000	125,000
Repayment of promissory note - related party	(230,000)	—
Payment of offering costs	(276,446)	(107,603)
Net cash provided by financing activities	277,204,390	42,397

Net Change in Cash	25,547	42,397
Cash - Beginning of period	42,397	—
Cash - End of period	$67,944	42,397

Non-Cash investing and financing activities:
Offering costs paid through promissory note	—	$30,000
Deferred underwriting fee payable	$9,660,000	—
Initial classification of warrant liabilities	$26,876,400	—

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Liquidity

As of December 31, 2021, the Company had $67,944 in its operating bank accounts, $276,026,092 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $33,294, which excludes franchise taxes payable of $150,450, of which such amount will be paid from interest earned on the Trust Account. As of December 31, 2021, approximately $26,092 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

DECEMBER 31, 2021

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

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $14,214,049, of which $13,270,637 were charged to shareholders’ equity upon the completion of the Initial Public Offering on January 20, 2021 and $943,412 was expensed in the statements of operations.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Plus:
Accretion of carrying value to redemption value	31,348,637
Class A common stocks subject to possible redemption	$276,000,000

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the year ended December 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for year ended December 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences due to the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following tables reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

		For the period from
	Year Ended	September 30, 2020
	December 31,	(inception) through
	2021	December 31, 2020
	Class A	Class A
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$6,425,160	$—
Denominator:
Basic weighted average common shares outstanding	26,087,671	—
Basic net income per common share	$0.25	$—
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$6,415,555	$—
Denominator:
Diluted weighted average common shares outstanding	26,087,671	—
Diluted net income per common share	$0.25	$—

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

		For the period from
	Year Ended	September 30, 2020
	December 31,	(inception) through
	2021	December 31, 2020
	Class B	Class B
Basic net income per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,687,263	$(1,000)
Denominator:
Basic weighted average common shares outstanding	6,850,685	6,000,000
Basic net income (loss) per common share	$0.25	$(0.00)
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,696,868	$—
Denominator:
Diluted weighted average common shares outstanding	6,900,000	—
Diluted net income per common share	$0.25	$—

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $115,000 in fees related to these services, of which such amount is included in accrued expenses in the accompanying balance sheet at December 31, 2021. As of December 31, 2020, no expenses were incurred.

Promissory Note — Related Party

On October 19, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date the Company determines not to conduct the Initial Public Offering. As of December 31, 2020, there was $155,000 in borrowings outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $230,000 was repaid at the closing of the Initial Public Offering on January 20, 2021. Borrowings under the Promissory Note are no longer available.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,900,000 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

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

NOTE 8 – WARRANT LIABILITIES

As of December 31, 2021, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$35,977	$210
Startup/Organization Expenses	184,852	—
Total deferred tax assets	220,829	210
Valuation allowance	(220,829)	(210)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

		For the Period from
		September 30, 2020
	Year Ended	(inception) through
	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred benefit	(220,619)	(210)

Change in valuation allowance	220,619	210
Income tax provision	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $220,619 and $210, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(34.3)%	0.0%
Transaction costs associated with IPO	2.4%	0.0%
Fair value of private warrant liabilities in excess of proceeds	8.2%	0.0%
Change in valuation allowance	2.7%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

At December 31, 2021, assets held in the Trust Account were comprised of $276,026,092 of mutual funds invested in Treasury securities with dividends reinvested. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
December 31, 2021	Investments held in Trust Account – Mutual Funds	1	$276,026,092

Liabilities:
December 31, 2021	Warrant Liabilities – Public Warrants	1	$6,900,000
December 31, 2021	Warrant Liabilities – Private Placement Warrants	3	$6,711,600

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.

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

The key inputs to both models for the Public and Private Warrants were as follows:

	January 20, 2021
	(Initial Measurement)		December 31, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Asset Price	$9.68	$9.68	$9.77
Exercise Price	$11.50	$11.50	$11.50
Expected Merger Announcement Date	7/20/2021	7/20/2021	3/31/2022
Expected Merger Date	1/20/2022	1/20/2022	9/30/2022
Expiration Date	1/20/2027	1/20/2027	9/30/2027
Call Price	$18.00	N/A	N/A
Contractual Term	5.5	5.5	5.5
Risk-Free Rate	0.5%	0.5%	1.3%
Volatility	25.0%	27.5%	20.4%
Dividend Yield	0.0%	0.0%	0.0%
Steps	50	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 20, 2021	8,798,400	18,078,000	26,876,400
Change in fair value	(2,086,800)	(11,178,000)	(13,264,800)
Transfers to Level 1	—	(6,900,000)	(6,900,000)
Fair value as of December 31, 2021	6,711,600	—	6,711,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $6,900,000 from Level 3 to Level 1 in the fair value hierarchy for Public Warrants during the year ended December 31, 2021.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.