Form 10-K/A
period 2021-12-31
Edify Acquisition Corp.
filed 2022-04-15
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the Registrant's shares of common stock as of April 15, 2022 was 34,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EDIFY ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed by Edify Acquisition Corp. on March 31, 2022 (this “10-K/A”) is being filed to correct certain items that were not correctly reflected in the 10-K filed with the SEC in (i) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” (ii) Part II, Item 8 “Financial Statements and Supplementary Data” and (iii) Part III, Item 14 “Principal Accountant Fees and Services.” In addition, in order to comply with the technical requirements of Rule 12b-15 in connection with the filing of this Form 10-K/A, updated certifications are being filed with this Form 10-K/A. Except for the foregoing, this Form 10-K/A speaks as of the filing date of the original 10-K and does not update or discuss any other Company developments after the date of the original 10-K, including any developments relating to the coronavirus (COVID-19) pandemic.

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

Holders of Record

As of April 15, 2022, there were 6,900,000 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

For the year ended December 31, 2021, we had net income of approximately $11.9 million, which consists of income of approximately $17 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $26,000, offset by formation and operating costs of approximately $2.0 million and transaction costs incurred in connection with the IPO of approximately $3.2 million.

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

For the year ended December 31, 2021, cash used in operating activities was $1,178,843. Net income of $11,891,223 was composed of interest earned on marketable securities held in Trust Account of $26,092, change in fair value of warrant liabilities of $17,043,600, transaction costs incurred in connection with the IPO of $943,412, and a loss on issuance of Private Placement warrants of $3,158,400. Changes in operating assets and liabilities used $102,186 of cash for operating activities.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2021.

Name	Age	Position
Ronald J. Schlosser	73	Chief Executive Officer
Morris Beyda	48	Chief Financial Officer
Susan Wolford	65	Director, Chairman of the Board of Directors
Jason Beckman	45	Director
Jason Colodne	50	Director
Rosamund Elsie-Mitchell	52	Director
Ari Horowitz	53	Director

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

Audit Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $130,620 and $42,475, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from September 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm rendered services amounting to $4,120 for tax compliance, tax advice and tax planning.

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

EDIFY ACQUISITION CORP.
Dated: April 15, 2022	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Schlosser	Chief Executive Officer	April 15, 2022
Ronald Schlosser	(Principal Executive Officer)

/s/ Morris Beyda	Chief Financial Officer	April 15, 2022
Morris Beyda	(Principal Accounting and Financial Officer)

/s/ Susan Wolford	Chairwoman	April 15, 2022
Susan Wolford

/s/ Jason Beckman	Director	April 15, 2022
Jason Beckman

/s/ Jason Colodne	Director	April 15, 2022
Jason Colodne

/s/ Rosamund Else-Mitchell	Director	April 15, 2022
Rosamund Else-Mitchell

/s/ Ari Horowitz	Director	April 15, 2022
Ari Horowitz

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

New York, New York

March 30, 2022

PCAOB ID Number: 100

EDIFY ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$67,944	$42,397
Prepaid expenses	418,750	—
Total Current Assets	486,694	42,397

Deferred offering costs	—	137,603
Investments held in Trust Account	276,026,092	—
TOTAL ASSETS	$276,512,786	$180,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$317,564	$1,000
Advance from related parties	135,836	—
Promissory note - related party	—	155,000
Total Current Liabilities	453,400	156,000

Deferred underwriting fee payable	9,660,000	—
Warrant liabilities	9,832,800	—
TOTAL LIABILITIES	19,946,200	156,000

Commitments and Contingencies

Class A common stock subject to possible redemption 27,600,000 and no shares at redemption value of $10.00 as of December 31, 2021 and 2020, respectively	276,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2021 and 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(19,434,104)	(1,000)
Total Stockholders’ Equity (Deficit)	(19,433,414)	24,000
TOTAL LIABILITIES CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$276,512,786	$180,000

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		September 30,
		2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$1,076,657	$1,000
Loss from operations	(1,076,657)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	26,092	—
Change in fair value of warrant liabilities	17,043,600	—
Loss on issuance of private placement warrants	(3,158,400)	—
Offering costs – derivative warrant liability	(943,412)
Total other income (expense), net	12,967,880	—

Net Income (loss)	$11,891,223	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	26,087,671	—

Basic and diluted net income (loss) per share, Class A common stock	$0.36	$—

Basic weighted average shares outstanding, Class B common stock	6,850,685	6,000,000

Basic net income (loss) per share, Class B common stock	$0.36	$(0.00)

Weighted average shares outstanding, Class B common stock	6,900,000	6,000,000

Diluted net income (loss) per share, Class B common stock	$0.36	$(0.00)

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SETPEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND

YEAR ENDED December 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance – September 30, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020	6,900,000	690	$24,310	(1,000)	24,000

Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)

Net income	—	—	—	11,891,223	11,891,223

Balance – December 31, 2021	6,900,000	$690	$—	$(19,434,104)	$(19,433,414)

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		period from
		September 30,
		2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$11,891,223	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(17,043,600)	—
Loss on issuance of Private Placement Warrants	3,158,400	—
Transaction costs associated with IPO	943,412	—
Interest earned on marketable securities held in Trust Account	(26,092)	—
Changes in operating assets and liabilities:
Prepaid expenses	(418,750)	—
Accounts payable and accrued expenses	316,564	1,000
Net cash used in operating activities	(1,178,843)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	271,860,000	—
Proceeds from sale of Private Placement Warrants	5,640,000	—
Issuance of Class B common stock to Sponsor	—	25,000
Advances from related party	135,836
Proceeds from promissory note - related party	75,000	125,000
Repayment of promissory note - related party	(230,000)	—
Payment of offering costs	(276,446)	(107,603)
Net cash provided by financing activities	277,204,390	42,397

Net Change in Cash	25,547	42,397
Cash - Beginning of period	42,397	—
Cash - End of period	$67,944	42,397

Non-Cash investing and financing activities:
Offering costs paid through promissory note	—	$30,000
Deferred underwriting fee payable	$9,660,000	—

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 20, 2023.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $14,214,049, of which $13,270,637 were charged to temporary shareholders’ equity (deficit) upon the completion of the Initial Public Offering on January 20, 2021 and $943,412 was expensed in the statements of operations.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets. As of December 31, 2020, no Class A common shares were issued.

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

Derivative Warrant Liabilities

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

The following tables reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

		For the period from
	Year Ended	September 30, 2020
	December 31,	(inception) through
	2021	December 31, 2020
	Class B	Class B
Basic net income per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,473,196	$(1,000)
Denominator:
Basic weighted average common shares outstanding	6,850,685	6,000,000
Basic net income (loss) per common share	$0.36	$(0.00)
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,487,276	$—
Denominator:
Diluted weighted average common shares outstanding	6,900,000	—
Diluted net income per common share	$0.36	$—

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Advances from Relate Party and Due to Sponsor

The sponsor paid for certain operating costs on behalf of the Company amounting to $135,836 and $0 as of December 31, 2021, and December 31, 2020, respectively. The advances are non-interest bearing and are due on demand.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
December 31, 2021	Investments held in Trust Account – Mutual Funds	1	$276,026,092

Liabilities:
December 31, 2021	Warrant Liabilities – Public Warrants	1	$6,900,000
December 31, 2021	Warrant Liabilities – Private Placement Warrants	3	$2,932,800

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The key inputs to both models for the Public and Private Warrants were as follows:

	January 20, 2021
	(Initial Measurement)		December 31, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Asset Price	$9.68	$9.68	$9.77
Exercise Price	$11.50	$11.50	$11.50
Expected Merger Announcement Date	7/20/2021	7/20/2021	3/31/2022
Expected Merger Date	1/20/2022	1/20/2022	9/30/2022
Expiration Date	1/20/2027	1/20/2027	9/30/2027
Call Price	$18.00	N/A	N/A
Contractual Term	5.5	5.5	5.5
Risk-Free Rate	0.5%	0.5%	1.3%
Volatility	25.0%	27.5%	20.4%
Dividend Yield	0.0%	0.0%	0.0%
Steps	50	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 20, 2021	8,798,400	18,078,000	26,876,400
Change in fair value	(2,086,800)	(11,178,000)	(13,264,800)
Transfers to Level 1	—	(6,900,000)	(6,900,000)
Fair value as of December 31, 2021	2,932,800	—	2,932,800

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