Form 10-Q
period 2022-03-31
Edify Acquisition Corp.
filed 2022-05-13
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$67,944	$67,944
Prepaid expenses	368,687	418,750
Total Current Assets	436,631	486,694

Deferred offering costs	—	—
Investments held in Trust Account	276,050,698	276,026,092
TOTAL ASSETS	$276,487,329	$276,512,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$221,762	$317,564
Advance from related parties	538,275	135,836
Promissory note - related party	—	—
Total Current Liabilities	760,037	453,400

Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liabilities	3,166,800	9,832,800
TOTAL LIABILITIES	13,586,837	19,946,200

Commitments and Contingencies

Class A common stock subject to possible redemption 27,600,00 shares at redemption value as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,100,198)	(19,434,104)
Total Stockholders’ Deficit	(13,099,508)	(19,433,414)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,487,329	$276,512,786

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
General and administrative expenses	$356,700	$1,251,766
Loss from operations	(356,700)	(1,251,766)

Other income (expense):
Interest earned on marketable securities held in Trust Account	24,606	5,294
Change in fair value of warrant liabilities	6,666,000	13,434,000
Loss on initial issuance of private warrants	—	(3,158,400)
Total other income, net	6,690,606	10,280,894

Net income	$6,333,906	$9,029,128

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	21,466,667

Basic and diluted net income per share, Class A common stock	$0.18	$0.32

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,690,000

Basic net income per share, Class B common stock	$0.18	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED

March 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	6,900,000	$690	$—	$(19,434,104)	$(19,433,414)

Net income	—	—	—	6,333,906	6,333,906

Balance – March 31, 2022 (unaudited)	6,900,000	$690	$—	$(13,100,198)	$(13,099,508)

FOR THE THREE MONTHS ENDED

March 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – January 1, 2021	6,900,000	$690	$24,310	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)

Net income	—	—	—	9,029,128	9,029,128

Balance – March 31, 2021 (unaudited)	6,900,000	$690	$—	$(22,296,199)	$(22,295,509)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,333,906	$9,029,128
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,666,000)	(13,434,000)
Loss on issuance of Private Placement Warrants	—	3,158,400
Transaction costs associated with issuance of warrants	—	943,412
Interest earned on marketable securities held in Trust Account	(24,606)	(5,294)
Changes in operating assets and liabilities:
Prepaid expenses	50,063	(800,698)
Accounts payable and accrued expenses	(95,802)	126,740
Net cash used in operating activities	(402,439)	(982,312)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	271,860,000
Proceeds from sale of Private Placement Warrants	—	5,640,000
Advances from related party	402,439	—
Proceeds from promissory note - related party	—	75,000
Repayment of promissory note - related party	—	(230,000)
Payment of offering costs	—	(276,446)
Net cash provided by financing activities	402,439	277,068,554

Net Change in Cash	—	86,242
Cash - Beginning of period	67,944	42,397
Cash - End of period	$67,944	$128,639

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$9,660,000
Payment of franchise tax	$196,030	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

Following the closing of the Initial Public Offering on January 20, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $67,944 in its operating bank accounts, $276,050,698 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $323,406, which excludes franchise taxes payable of $50,000, of which such amount will be paid from interest earned on the Trust Account. As of March 31, 2022, $50,698 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 20, 2023.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the condensed balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock shares subject to redemption upon the completion of the Initial Public Offering.

Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Accounts were held in money market funds which are invested primarily in U.S. Treasury securities.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Plus:
Accretion of carrying value to redemption value	31,348,637
Class A common stocks subject to possible redemption	$276,000,000

Derivative Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 and 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences due to the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
	Class A	Class A
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$5,067,125	$6,883,815
Denominator:
Basic weighted average common shares outstanding	27,600,000	21,466,667
Basic net income per common share	$0.18	$0.32

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
	Class B	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$1,266,781	$2,145,313
Denominator:
Basic weighted average common shares outstanding	6,900,000	6,690,000
Basic net income per common share	$0.18	$0.32

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to these services totaling $30,000 and $115,000 are included in accrued expenses in the accompanying condensed balance sheets at March 31, 2022 and December 31, 2021, respectively.

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

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $538,275 and $135,836 as of March 31, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 shares of common stock issued and outstanding.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 8 – WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,050,698 and $276,026,092 of mutual funds invested in Treasury securities with dividends reinvested. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
March 31, 2022	Investments held in Trust Account – Mutual Funds	1	$276,050,698

Liabilities:
March 31, 2022	Warrant Liabilities – Public Warrants	1	$2,208,000
March 31, 2022	Warrant Liabilities – Private Placement Warrants	3	$958,800

	Held-To-Maturity	Level	Fair Value
Assets:
December 31, 2021	Investments held in Trust Account – Mutual Funds	1	$276,026,092

Liabilities:
December 31, 2021	Warrant Liabilities – Public Warrants	1	$6,900,000
December 31, 2021	Warrant Liabilities – Private Placement Warrants	3	$2,932,800

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The key inputs to both models for the Private Warrants were as follows:

	January 20, 2021 (Initial
Input	Measurement)	March 31, 2021	December 31, 2021	March 31, 2022
Asset Price	$9.68	$9.70	$9.77	$9.81
Exercise Price	$11.50	$11.50	$11.50	$11.50
Expected Merger Announcement Date	7/20/2021	7/20/2021	3/31/2022	6/30/2022
Expected Merger Date	1/20/2022	1/20/2022	9/30/2022	12/30/2022
Expiration Date	1/20/2027	1/20/2027	9/30/2027	12/30/2027
Call Price	N/A	N/A	N/A	N/A
Contractual Term	5.5	5.5	5.5	5.5
Risk-Free Rate	0.5%	0.5%	1.3%	2.40%
Volatility	27.5%	20.8%	20.4%	3.5%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Steps	N/A	N/A	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities for the comparable period:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 20, 2021	$8,798,400	$18,078,000	$26,876,400
Change in fair value	(2,256,000)	(11,178,000)	(13,434,000)
Fair value as of March 31, 2021	6,542,000	6,900,000	13,442,000

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,932,800	$—	$2,932,800
Change in fair value	(1,974,000)	—	(1,974,000)
Fair value as of March 31, 2022	958,800	—	958,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $6,900,000 from Level 3 to Level 1 in the fair value hierarchy for Public Warrants during the year ended December 31, 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $6.3 million, which consists of income of approximately $6.7 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $25,000, offset by formation and operating costs of approximately $0.3 million.

For the three months ended March 31, 2021, we had net income of approximately $9.0 million, which consists of income of approximately $13.4 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $5,300, offset by formation and operating costs of approximately $1.2 million and transaction costs incurred in connection with the IPO of approximately $3.2 million.

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

For the three months ended March 31, 2022, cash used in operating activities was $402,439. Net income of $6,333,906 was composed of interest earned on marketable securities held in Trust Account of $24,606 and change in fair value of warrant liabilities of $6,666,000. Changes in operating assets and liabilities used $45,739 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $982,312. Net income of $9,029,128 was composed of interest earned on marketable securities held in Trust Account of $5,294, change in fair value of warrant liabilities of $13,434,000, transaction costs incurred in connection with the IPO of $943,412, and a loss on issuance of Private Placement warrants of $3,158,400. Changes in operating assets and liabilities used $673,958 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $276,050,698 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $67,944. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the current liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC Quarterly Reports on Form 10-Q. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

The Russian invasion of Ukraine has had an immediate and material adverse effect on financial and business conditions worldwide in a manner that could materially and adversely affect the business and prospects of potential targets for our initial business combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial business combination and delay or prevent us from completing our initial business combination.

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions worldwide, remaining highly uncertain. The United States has been joined by the European Union, Canada and other countries across the globe in imposing new and stricter sanctions against the Russian Federation in a manner that has resulted in higher energy prices and higher prices for raw materials and goods and services and disruptions to supply and distribution chains in a manner that has contributed to higher inflation. The United States, the European Union, Canada and other countries across the globe may impose additional sanctions against the Russian Federation as the conflict continues to escalate. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other action that impact businesses across Europe including those without any direct business ties to the Russian Federation. These circumstances, combined with the active conflict involving Russia remains a substantial source of uncertainty. This uncertainty may impact our ability to identify a target and if a target is identified to close a business combination.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. As an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act.

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

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $276  million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Item 6. Exhibits.

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

Dated: May 13, 2022	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)