Form 10-Q
period 2022-06-30
Edify Acquisition Corp.
filed 2022-08-15
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$67,944	$67,944
Prepaid expenses	246,626	418,750
Total Current Assets	314,570	486,694

Investments held in Trust Account	276,401,292	276,026,092
TOTAL ASSETS	$276,715,862	$276,512,786

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$284,787	$317,564
Advance from related parties	594,380	135,836
Income taxes payable	22,011	—
Total Current Liabilities	901,178	453,400

Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liabilities	2,194,800	9,832,800
TOTAL LIABILITIES	12,755,978	19,946,200

Commitments and Contingencies

Class A common stock subject to possible redemption 27,600,000 shares at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	276,060,971	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(12,101,777)	(19,434,104)
Total Stockholders’ Deficit	(12,101,087)	(19,433,414)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$276,715,862	$276,512,786

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$241,191	$299,048	$597,891	$1,550,814
Loss from operations	(241,191)	(299,048)	(597,891)	(1,550,814)

Other income (expense):
Interest earned on marketable securities held in Trust Account	350,594	6,882	375,200	12,176
Change in fair value of warrant liabilities	972,000	(3,267,600)	7,638,000	10,166,400
Loss on initial issuance of private warrants – see cash flows	—	—	—	(3,158,400)
Total other income (expense), net	1,322,594	(3,260,718)	8,013,200	7,020,176

Income (loss) before provision for income taxes	1,081,403	(3,559,766)	7,415,309	5,469,362
Provision for income taxes	(22,011)	—	(22,011)	—
Net income (loss)	$1,059,392	$(3,559,766)	$7,393,298	$5,469,362

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	24,550,276

Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.10)	$0.21	$0.17

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,795,580

Basic net income (loss) per share, Class B common stock	$0.03	$(0.10)	$0.21	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	6,900,000	$690	$—	$(19,434,104)	$(19,433,414)

Net income	—	—	—	6,333,906	6,333,906

Balance – March 31, 2022 (unaudited)	6,900,000	690	—	(13,100,198)	(13,099,508)

Accretion for Class A common stock to redemption amount	—	—	—	(60,971)	(60,971)

Net income	—	—	—	1,059,392	1,059,392

Balance – June 30, 2022 (unaudited)	6,900,000	$690	$—	$(12,101,777)	$(12,101,087)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2021	6,900,000	$690	$24,310	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)

Net income	—	—	—	9,029,128	9,029,128

Balance – March 31, 2021 (unaudited)	6,900,000	690	—	(22,296,199)	(22,295,509)

Net loss	—	—	—	(3,559,766)	(3,559,766)

Balance – June 30, 2021 (unaudited)	6,900,000	$690	$—	$(25,855,965)	$(25,855,275)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six months Ended	Six months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,393,298	$5,469,362
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,638,000)	(10,166,400)
Loss on issuance of Private Placement Warrants – see statement of operations	—	3,158,400
Transaction costs associated with issuance of warrants	—	943,412
Interest earned on marketable securities held in Trust Account	(375,200)	(12,176)
Changes in operating assets and liabilities:
Prepaid expenses	172,124	(675,426)
Accounts payable and accrued expenses	(32,777)	239,821
Income taxes payable	22,011	—
Net cash used in operating activities	(458,544)	(1,043,007)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	271,860,000
Proceeds from sale of Private Placement Warrants	—	5,640,000
Advances from related party	458,544	—
Proceeds from promissory note - related party	—	75,000
Repayment of promissory note - related party	—	(230,000)
Payment of offering costs	—	(276,446)
Net cash provided by financing activities	458,544	277,068,554

Net Change in Cash	—	25,547
Cash - Beginning of period	67,944	42,397
Cash - End of period	$67,944	$67,944

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $67,944 in its operating bank accounts, $276,401,292 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $586,608, which excludes franchise taxes payable of $100,000, of which such amount will be paid from interest earned on the Trust Account. As of June 30, 2022, $401,292 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of June 30, 2022 the Sponsor paid for certain expenses on behalf of the Company amounting to $594,380. These advances are non-interest bearing and are due on demand.

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

The accompanying unaudited condensed financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Investment Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Accounts were held in money market funds which are invested primarily in U.S. Treasury securities.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Plus:
Accretion of carrying value to redemption value	31,348,637
Class A common stocks subject to possible redemption, December 31, 2021	276,000,000
Plus:
Accretion of carrying value to redemption value	60,971
Class A common stocks subject to possible redemption, June 30, 2022	$276,060,971

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Our effective tax rate was 2.04% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.30% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Class A	Class A	Class A	Class A
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$847,514	$(2,847,813)	$5,914,638	$4,283,639
Denominator:
Basic weighted average common shares outstanding	27,600,000	27,600,000	27,600,000	24,550,276
Basic net income (loss) per common share	$0.03	$(0.10)	$0.21	$0.17

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Class B	Class B	Class B	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$211,878	$(711,953)	$1,478,660	$1,185,723
Denominator:
Basic weighted average common shares outstanding	6,900,000	6,900,000	6,900,000	6,795,580
Basic net income (loss) per common share	$0.03	$(0.10)	$0.21	$0.17

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account as of June 30, 2022 and December 31, 2021.

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to these services totaling $60,000 and $115,000 are included in accrued expenses in the accompanying condensed balance sheets at June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022 administrative fees totaled $30,000 and $60,000, respectively. For the three and six months ended June 30, 2021, administrative fees totaled $30,000 and $60,000, respectively.

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

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $594,380 and $135,836 as of June 30, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 shares of common stock issued and outstanding.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 8 – WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,401,292 and $276,026,092 of mutual funds invested in Treasury securities with dividends reinvested. During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Fair Value
Assets:
June 30, 2022	Investments held in Trust Account – Mutual Funds	1	$276,401,292

Liabilities:
June 30, 2022	Warrant Liabilities – Public Warrants	2	$1,518,000
June 30, 2022	Warrant Liabilities – Private Placement Warrants	3	$676,800

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Held-To-Maturity	Level	Fair Value
Assets:
December 31, 2021	Investments held in Trust Account – Mutual Funds	1	$276,026,092

Liabilities:
December 31, 2021	Warrant Liabilities – Public Warrants	1	$6,900,000
December 31, 2021	Warrant Liabilities – Private Placement Warrants	3	$2,932,800

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a binomial/lattice model, which is considered to be a Level 3 fair value measurement, that assumes the optimal exercise of the Company’s redemption option at the earliest possible date. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For the three months ended June 30, 2022, as a result of the recent decline in trading volume within the last two weeks of the quarter-ended June 30, 2022, the warrants were transferred to and are currently classified as Level 2 securities.

The key inputs to both models for the Private Warrants were as follows:

Input	December 31, 2021	June 30, 2022
Asset Price	$9.77	$9.80
Exercise Price	$11.50	$11.50
Expected Merger Announcement Date	3/31/2022	10/20/2022
Expected Merger Date	9/30/2022	01/20/2023
Expiration Date	9/30/2027	01/20/2028
Call Price	N/A	N/A
Contractual Term	5.5	5.3
Risk-Free Rate	1.3%	3.4%
Volatility	20.4%	1.6%
Dividend Yield	0.0%	0.0%
Steps	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities for the comparable period:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 20, 2021	$8,798,400	$18,078,000	$26,876,400
Change in fair value	(2,256,000)	(11,178,000)	(13,434,000)
Fair value as of March 31, 2021	6,542,400	6,900,000	13,442,400
Change in fair value	507,600	2,760,000	3,267,600
Fair value as of June 30, 2021	$7,050,000	$9,660,000	$16,710,000

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$2,932,800	$2,932,800
Change in fair value	(1,974,000)	(1,974,000)
Fair value as of March 31, 2022	958,800	958,800
Change in fair value	(282,000)	(282,000)
Fair value as of June 30, 2022	$676,800	$676,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $6,900,000 from Level 3 to Level 1 in the fair value hierarchy for Public Warrants during the year ended December 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $1,518,000.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $1.05 million, which consists of income of approximately $1.0 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $0.4, offset by formation and operating costs of approximately $0.2 million and provision to income taxes of approximately $0.02 million.

For the six months ended June 30, 2022, we had net income of approximately $7.4 million, which consists of income of approximately $7.6 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $0.4, offset by formation and operating costs of approximately $0.6 million and provision to income taxes of approximately $0.02 million.

For the three months ended June 30, 2021, we had net loss of approximately $3.6 million, which consists of income of approximately $3.3 million derived from the changes in fair value of the warrant liabilities and formation and operating costs of approximately $0.3 million, offset by interest earned on marketable securities held in Trust of approximately $6,882.

For the six months ended June 30, 2021, we had net income of approximately $5.5 million, which consists of income of approximately $10.2 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $12,176, offset by formation and operating costs of approximately $1.5 million and transaction costs incurred in connection with the IPO of approximately $3.2 million.

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

For the six months ended June 30, 2022, cash used in operating activities was $458,544. Net income of $7,393,298 was affected by interest earned on marketable securities held in Trust Account of $375,200 and change in fair value of warrant liabilities of $7,638,000. Changes in operating assets and liabilities provided $161,358 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,043,007. Net income of $5,469,362 was affected by interest earned on marketable securities held in Trust Account of $12,176, change in fair value of warrant liabilities of $10,166,400, transaction costs incurred in connection with the IPO of $943,412, and a loss on issuance of Private Placement warrants of $3,158,400. Changes in operating assets and liabilities used $435,605 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $276,401,292 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022, we had cash of $67,944. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of June 30, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

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

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)