Form 10-K
period 2022-12-31
Edify Acquisition Corp.
filed 2023-04-11
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-39899

EDIFY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3274503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 7th Avenue, Floor 29 New York, NY 10106 (212) 603-2800	10106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 603-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	EACPU	The Nasdaq Stock Market LLC
Common Stsock, par value $0.0001 per share	EAC	The Nasdaq Stock Market LLC
Warrants	EACPW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

At June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $270,480,000.

The number of shares outstanding of the Registrant’s shares of common stock as of April 10, 2023 was 8,587,664.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EDIFY ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

PART I

ITEM 1.BUSINESS

Introduction

Edify Acquisition Corp. (“EAC” or the “Company”) a newly organized blank check company incorporated as a Delaware corporation on September 30, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or our business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search on businesses in education, edtech, workforce development, and HCM sectors in the United States.

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

Simultaneously with the closing of the IPO, EAC consummated the private placement (“Private Placement”) with Colbeck Edify Holdings, LLC, a Delaware limited liability company (the “Sponsor”) of 5,640,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $5,640,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

As of January 20, 2021, a total of $276,000,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of EAC’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to (i) pay our tax obligations or (ii) for working capital purposes (but not to exceed $250,000 annually) (less up to $100,000 interest to pay dissolution expenses), the amounts in trust will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 21, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination by January 21, 2023, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Merger Agreement

On December 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Edify Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Unique Logistics International, Inc., a Nevada corporation (“Unique Logistics”).

The Merger Agreement provides, among other things, that on the terms and subject to the conditions of the Merger Agreement, and in accordance with the Nevada Revised Statutes (the “NRS”) and other applicable laws, Merger Sub will merge with and into Unique Logistics (the “Merger”), with Unique Logistics being the surviving corporation of the Merger (Unique Logistics, in its capacity as the surviving corporation of the Merger, the “Surviving Corporation”) and a wholly-owned subsidiary of the Company.

The proposed Merger is expected to be consummated after receipt of the required approvals from the stockholders of the Company and Unique Logistics and the satisfaction of certain other conditions summarized below.

Closing Merger Consideration

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Unique Logistics (“Unique Logistics’ Common Stock”) (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of Class A Common Stock, par value $0.0001 per share, of Buyer (“Buyer Class A Common Stock”) equal to the quotient of (i) the Per Share Consideration Value (as defined herein), divided by (ii) $10.00 (subject to equitable adjustment) (the “Common Exchange Ratio”). The “Per Share Consideration Value” equals the quotient of (i) $282 million, divided by (ii) the sum of (A) the number of shares of Unique Logistics’ Common Stock, plus (B) the number of shares of Unique Logistics’ Common Stock into which all of the shares of Unique Logistics’ convertible preferred stock, par value $0.001 per share, of the Unique Logistics (collectively, the “Unique Logistics’ Convertible Preferred Stock”) would convert, in each case, as of immediately prior to the Merger, taking into account the effects of the Transactions in accordance with the certificate of designations applicable to such Unique Logistics’ Convertible Preferred Stock.

At the effective time of the Merger:

●	each share of Unique Logistics’ Series A Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series A Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;
●	each share of Unique Logistics’ Series B Convertible Preferred Stock (other than Excluded Shares and Dissenting Shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series B Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;
●	each share of Unique Logistics’ Series C Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series C Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio; and
●	each share of Unique Logistics’ Series D Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Company Series D Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio.

Unique Logistics’ stockholders will also have the opportunity to earn up to 1,250,000 additional shares of the Company’s Class A Common Stock if (i) the trading price of Company’s Class A Common Stock exceeds $12.00 per share during the seven-year period following the date that is sixty days after the date of the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”) or (ii) the Company or the Surviving Corporation or any of its Subsidiaries’ consummate a merger, consolidation, tender offer, exchange offer or business combination or sale of all or substantially all of its assets (each, a “Sale Transaction”), in which the fair value of the consideration (including all forms of consideration, including contingent consideration) payable in respect of each outstanding share of Company’s Class A Common Stock in such Sale Transaction equals or exceeds $12.00 per share (on a fully diluted basis), subject to the terms of the Merger Agreement. Company stockholders will also have the opportunity to earn 1,250,000 additional shares of Company’s Class A Common Stock if the trading price of the Company’s Class A Common Stock exceeds $15.00 per share in the same circumstances as above.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, Colbeck Edify Holdings, LLC, a Delaware limited liability company (the “Sponsor”) entered into an amended and restated letter agreement with the Company, Unique Logistics and certain directors and officers of the Company pursuant to which the Sponsor agreed: (i) to waive certain anti-dilution rights that may have otherwise entitled the Sponsor to more than one share of the Company’s Class A Common Stock per share upon conversion of the Sponsor’s founder shares on a one-to-one basis into shares of the Company’s Class A Common Stock in connection with the consummation of the Merger; (ii) to forfeit 1,713,139 of its founder shares contingent upon the closing of the transactions contemplated by the Merger Agreement; (iii) to support the transactions contemplated by the Merger Agreement, including agreeing to vote in favor of the adoption of the Merger Agreement at the Special Meeting; (iv) not to transfer founder shares or private placement warrants between the date of the Merger Agreement and the Closing; and (v) contingent upon the closing of the transactions contemplated by the Merger Agreement, not to transfer any shares of Class B common stock, par value $0.0001 per share, of the Company (or shares of the Company’s Class A Common Stock issuable upon conversion thereof), or any warrant entitling the Sponsor to purchase one share of the Company’s Class A Common Stock per warrant, in each case, for a period of 12 months following the date of the Closing subject to potential early termination if the trading price of the Company’s Class A Common Stock trades above $12.00 per share for a period specified therein.

For additional information, refer to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2022.

Extensions and Redemptions

On December 21, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). On December 6, 2022, the record date for the Special Meeting, there were 34,500,000 issued and outstanding shares of the Company’s Common Stock entitled to vote at the Special Meeting, 82.84% of which were represented in person or by proxy. The stockholders voted on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination from January 20, 2023 (the date that is 24 months from the closing date of the Company’s IPO to April 20, 2023 (the date that is 27 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to July 20, 2023 (the date that is 30 months from the closing date of the IPO).The stockholders also voted on a proposal amend the Investment Management Trust Agreement, dated January 14, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to (A) extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO if the Company has not completed its initial business combination from January 20, 2023 (the date that is 24 months from the closing date of the IPO) to April 20, 2023 (the date that is 27 months from the closing date of the IPO) by depositing the lesser of (a) $225,000 and (b) $0.15 into the trust account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for such three month extension, and (B) further extend the Combination Period on a monthly basis up to three times from the Amended Date to July 20, 2023 (the date that is 30 months from the closing date of the IPO) by depositing the lesser of (a) $75,000 and (b) $0.05 into the trust account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for each subsequent one-month extension. Each of the proposals described above was approved by the Company’s stockholders. The Company’s stockholders elected to redeem an aggregate 25,912,336 shares of Common Stock in connection with the Special Meeting. On January 18, 2023, the Company deposited $225,000 into the trust account in accordance with the terms of the Trust Agreement. As of April 10, 2023, the Company’s trust account balance was $17,664,687.86.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes and/or to fund our working capital requirements, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them and any public shares they may acquire during or after the initial public offering in connection with the completion of our initial business combination or otherwise.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer.

The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

Whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above. Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.

If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased by them during or after  the initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.

We intend to give prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates delivered, or shares tendered electronically, by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption rights of stockholders holding 15% or more of the shares sold in this offering if we hold stockholder vote

Pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, without our prior consent. We believe the restriction described above discourages stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights against an initial business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the shares sold in the initial public offering) for or against our initial business combination.

Conflicts of Interest

Each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “EACPU” on January 15, 2021. The shares of common stock and warrants comprising the units began separate trading on Nasdaq on February 16, 2021, under the symbols “EAC” and “EACPW”, respectively.

Holders of Record

At April 10, 2023, there were 8,587,664 of our shares of Common Stock issued and outstanding held by two holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

 None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Merger Agreement

On December 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Edify Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Unique Logistics International, Inc., a Nevada corporation (the “Unique Logistics”).

The Merger Agreement provides, among other things, that on the terms and subject to the conditions of the Merger Agreement, and in accordance with the Nevada Revised Statutes (the “NRS”) and other applicable laws, Merger Sub will merge with and into Unique Logistics (the “Merger”), with Unique Logistics being the surviving corporation of the Merger (Unique Logistics, in its capacity as the surviving corporation of the Merger, the “Surviving Corporation”) and a wholly-owned subsidiary of the Company.

The proposed Merger is expected to be consummated after receipt of the required approvals from the stockholders of the Company and Unique Logistics and the satisfaction of certain other conditions summarized below.

Closing Merger Consideration

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Unique Logistics (“Unique Logistics’ Common Stock”) (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of Class A Common Stock, par value $0.0001 per share, of Buyer (“Buyer Class A Common Stock”) equal to the quotient of (i) the Per Share Consideration Value (as defined herein), divided by (ii) $10.00 (subject to equitable adjustment) (the “Common Exchange Ratio”). The “Per Share Consideration Value” equals the quotient of (i) $282 million, divided by (ii) the sum of (A) the number of shares of Unique Logistics’ Common Stock, plus (B) the number of shares of Unique Logistics’ Common Stock into which all of the shares of Unique Logistics’ convertible preferred stock, par value $0.001 per share, of the Unique Logistics (collectively, the “Unique Logistics’ Convertible Preferred Stock”) would convert, in each case, as of immediately prior to the Merger, taking into account the effects of the Transactions in accordance with the certificate of designations applicable to such Unique Logistics’ Convertible Preferred Stock.

At the effective time of the Merger:

●	each share of Unique Logistics’ Series A Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series A Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;
●	each share of Unique Logistics’ Series B Convertible Preferred Stock (other than Excluded Shares and Dissenting Shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series B Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;
●	each share of Unique Logistics’ Series C Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series C Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio; and
●	each share of Unique Logistics’ Series D Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Company Series D Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio.

Unique Logistics’ stockholders will also have the opportunity to earn up to 1,250,000 additional shares of the Company’s Class A Common Stock if (i) the trading price of Company’s Class A Common Stock exceeds $12.00 per share during the seven-year period following the date that is sixty days after the date of the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”) or (ii) the Company or the Surviving Corporation or any of its Subsidiaries’ consummate a merger, consolidation, tender offer, exchange offer or business combination or sale of all or substantially all of its assets (each, a “Sale Transaction”), in which the fair value of the consideration (including all forms of consideration, including contingent consideration) payable in respect of each outstanding share of Company’s Class A Common Stock in such Sale Transaction equals or exceeds $12.00 per share (on a fully diluted basis), subject to the terms of the Merger Agreement. Company stockholders will also have the opportunity to earn 1,250,000 additional shares of Company’s Class A Common Stock if the trading price of the Company’s Class A Common Stock exceeds $15.00 per share in the same circumstances as above.

For additional information, refer to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2022.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had net income of approximately $11.1 million, which consists of income of approximately $9.0 million derived from the change in fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $3.8 million, offset by general and administrative expenses of approximately $1.2 million and provision for income taxes of approximately $0.7 million.

For the year ended December 31, 2021, we had net income of approximately $11.9 million, which consists of income of approximately $17.0 million derived from the change in fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $0.03 million, offset by general and administrative expenses of approximately $1.1 million and transaction costs incurred in connection with the IPO of approximately $4.1 million.

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

For the year ended December 31, 2022, cash used in operating activities was $1,504,835. Net income of $11,124,257 was affected by interest earned on marketable securities held in Trust Account of $3,796,223 and change in fair value of warrant liabilities of $9,249,600. Changes in operating assets and liabilities provided $416,731 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,178,843. Net income of $11,891,223 was composed of interest earned on marketable securities held in Trust Account of $26,092, change in fair value of warrant liabilities of $17,043,600, transaction costs incurred in connection with the IPO of $943,412, and a loss on initial issuance of private warrants of $3,158,400. Changes in operating assets and liabilities used $102,186 of cash for operating activities.

As of December 31, 2022, we had $19,376,793 in the trustee’s cash operating account, and $775,917 held in the Trust Account consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we had withdrawn $988,872 of interest earned from Trust Account to pay taxes and $258,680,733 from Trust Account in connection with the redemption of common stock. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $67,944. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of December 31, 2022, the Company had $67,944 in its operating bank account, $19,376,793 in the trustee’s cash operating account, and $775,917 in money market securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $899,400, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise and income taxes payable of $68,061. As of December 31, 2022, $3,796,223 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of December 31, 2022, $988,872 was withdrawn from the Trust Account to pay the Company’s tax obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 20, 2023 (the date that is 27 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to July 20, 2023 (the date that is 30 months from the closing date of the IPO), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the current liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per share, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Subject to the consummation of the proposed business combination, the underwriters have agreed to reduce the amount of their deferred fees by $6,016,800. As the waiver is solely subject to the consummation of the proposed business combination, the Company did not alter the fee payable as the probability of the transaction closing is not yet certain.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above and in the attached exhibit, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of December 31, 2022.

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

ITEM 11.EXECUTIVE COMPENSATION.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 10, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 10, 2023.

			Approximate Percentage
	Number of		of
	Shares Beneficially		Outstanding Common
Name and Address of Beneficial Owner(1)	Owned		stock
Colbeck Edify Holdings, LLC (2)	6,900,000		80%
Ronald H. Schlosser	—		—
Morris Beyda	—		—
Susan Wolford	—		—
Jason Beckman	6,900,000	(3)	80%
Jason Colodne	6,900,000	(3)	80%
Rosamund M. Else-Mitchell	—		—
Ari Horowitz	—		—
All directors and executive officers as a group (seven individuals)	6,900,000		80%
Adage Capital Partners, L.P. (4)	1,800,000		21%
Polar Asset Management Partners Inc. (5)	2,376,000		28%
Shaolin Capital Management LLC(6)	1,639,916		19%
Barclays PLC(7)	1,495,267		17%
Fir Tree Capital Management LP (8)	2,376,000		28%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 888 7th Avenue, Floor 29, New York, NY 10106.
(2)	Our sponsor is controlled by Jason Beckman and Jason Colodne.
(3)	Consists of shares owned by Colbeck Edify Holdings, LLC.
(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 7610 NE 4th Court, Suite 104 Miami FL 33138.
(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 1 Churchill Place, London, E14 5HP, England.
(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 55 West 46th Street, 29th Floor New York, NY 10036

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Concurrently with the execution of the Merger Agreement, the “Sponsor entered into an amended and restated letter agreement with the Company, Unique Logistics and certain directors and officers of the Company pursuant to which the Sponsor agreed: (i) to waive certain anti-dilution rights that may have otherwise entitled the Sponsor to more than one share of the Company’s Class A Common Stock per share upon conversion of the Sponsor’s founder shares on a one-to-one basis into shares of the Company’s Class A Common Stock in connection with the consummation of the Merger; (ii) to forfeit 1,713,139 of its founder shares contingent upon the closing of the transactions contemplated by the Merger Agreement; (iii) to support the transactions contemplated by the Merger Agreement, including agreeing to vote in favor of the adoption of the Merger Agreement at the Special Meeting; (iv) not to transfer founder shares or private placement warrants between the date of the Merger Agreement and the Closing; and (v) contingent upon the closing of the transactions contemplated by the Merger Agreement, not to transfer any shares of Class B common stock, par value $0.0001 per share, of the Company (or shares of the Company’s Class A Common Stock issuable upon conversion thereof), or any warrant entitling the Sponsor to purchase one share of the Company’s Class A Common Stock per warrant, in each case, for a period of 12 months following the date of the Closing subject to potential early termination if the trading price of the Company’s Class A Common Stock trades above $12.00 per share for a period specified therein.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $115,950 and $130,620, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the years ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the years ended December 31, 2022 and 2021, our independent registered public accounting firm rendered services amounting to $2,860 and $4,120 for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.Exhibits, Financial Statement Schedules.

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
1.1

Underwriting Agreement, dated January 14, 2021, by and between Registrant and BMO Capital Markets Corp. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

2.1

Agreement and Plan of Merger, dated as of December 18, 2022, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)
3.3

Certificate of Amendment, dated December 22, 2022, to Amended and Restated Certificate of Incorporation of EAC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 23, 2022)

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
10.1

Letter Agreements, dated January 14, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

10.2

Investment Management Trust Agreement, dated January 14, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

10.3

Registration Rights Agreement, dated January 14, 2021, among the Registrant and the Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

10.4

Administrative Support Agreement, dated January 14, 2021, by and between the Registrant and Colbeck Edify Holdings, LLC (the “Sponsor”) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

10.5

Indemnity Agreement, dated as of January 14, 2021, by and between the Registrant, the Sponsor and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

10.6

Private Placement Warrants Subscription Agreement, dated January 14, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 21, 2021)

10.7

Sponsor Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, Unique Logistics International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2022)

10.8

Lock-Up Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2022)

10.9

Company Voting and Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Unique Logistics International, Inc., Frangipani Trade Services, Inc. and Great Eagle Freight Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2022)

10.10

Amendment to the Investment Management Trust Agreement, dated December 22, 2022, by and between EAC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 23, 2022

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 6, 2021)
99.3	Press Release, dated December 19, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2022)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

EDIFY ACQUISITION CORP.
Dated: April 10, 2023	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Schlosser	Chief Executive Officer	April 10, 2023
Ronald Schlosser	(Principal Executive Officer)

/s/ Morris Beyda	Chief Financial Officer	April 10, 2023
Morris Beyda	(Principal Accounting and Financial Officer)

/s/ Susan Wolford	Chairwoman	April 10, 2023
Susan Wolford

/s/ Jason Beckman	Director	April 10, 2023
Jason Beckman

/s/ Jason Colodne	Director	April 10, 2023
Jason Colodne

/s/ Rosamund Else-Mitchell	Director	April 10, 2023
Rosamund Else-Mitchell

/s/ Ari Horowitz	Director	April 10, 2023
Ari Horowitz

EDIFY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Edify Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edify Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 20, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 10, 2023

PCAOB Number 100

EDIFY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$67,944	$67,944
Prepaid expenses	69,715	418,750
Total Current Assets	137,659	486,694

Investments held in Trust Account	20,152,710	276,026,092
TOTAL ASSETS	$20,290,369	$276,512,786
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$317,199	$317,564
Advance from related parties	651,799	135,836
Income taxes payable	68,061	—
Total Current Liabilities	1,037,059	453,400
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liabilities	583,200	9,832,800
TOTAL LIABILITIES	11,280,259	19,946,200

Commitments and Contingencies
Class A common stock subject to possible redemption $0.0001 par value; 1,970,384 and 27,600,000 shares at $10.23 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	20,110,081	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2022 and 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(11,100,661)	(19,434,104)
Total Stockholders’ Deficit	(11,099,971)	(19,433,414)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$20,290,369	$276,512,786

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
General and administrative expenses	$1,178,505	$1,076,657
Loss from operations	(1,178,505)	(1,076,657)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,796,223	26,092
Change in fair value of warrant liabilities	9,249,600	17,043,600
Loss on initial issuance of private warrants	—	(3,158,400)
Offering costs – derivative warrant liability	—	(943,412)
Total other income (expense) net	13,045,823	12,967,880

Income before provision for income taxes	11,867,318	11,891,223
Provision for income taxes	743,061	—
Net income	$11,124,257	$11,891,223

Basic and diluted weighted average shares outstanding, Class A common stock	27,454,165	26,087,671
Basic and diluted net income per share, Class A common stock	$0.32	$0.36
Basic weighted average shares outstanding, Class B common stock	6,900,000	6,850,685
Basic net income per share, Class B common stock	$0.32	$0.36
Diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Diluted net income per share, Class B common stock	$0.32	$0.36

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – December 31, 2020	6,900,000	$690	$24,310	$(1,000)	$24,000
Accretion for Class A common stock to redemption amount	—	—	(24,310)	(31,324,327)	(31,348,637)
Net income	—	—	—	11,891,223	11,891,223
Balance – December 31, 2021	6,900,000	690	—	(19,434,104)	(19,433,414)
Accretion for Class A common stock subject to redemption	—	—	—	(2,790,814)	(2,790,814)
Net income	—	—	—	11,124,257	11,124,257
Balance – December 31, 2022	6,900,000	$690	$—	$(11,100,661)	$(11,099,971)

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,124,257	$11,891,223
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,249,600)	(17,043,600)
Loss on issuance of Private Placement Warrants	—	3,158,400
Transaction costs associated with issuance of warrants	—	943,412
Interest earned on marketable securities held in Trust Account	(3,796,223)	(26,092)
Changes in operating assets and liabilities:
Prepaid expenses	349,035	(418,750)
Accounts payable and accrued expenses	(365)	316,564
Income taxes payable	68,061	—
Net cash used in operating activities	(1,504,835)	(1,178,843)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	988,872	—
Cash withdrawn from Trust Account in connection with redemption	258,680,733	—
Net cash provided by (used in) investing activities	259,669,605	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	271,860,000
Proceeds from sale of Private Placement Warrants	—	5,640,000
Advances from related party	515,963	135,836
Proceeds from promissory note - related party	—	75,000
Repayment of promissory note - related party	—	(230,000)
Payment of offering costs	—	(276,446)
Redemption of common stock	(258,680,733)	—
Net cash (used in) provided by financing activities	(258,164,770)	277,204,390

Net Change in Cash	—	25,547
Cash - Beginning of year	67,944	42,397
Cash - End of year	$67,944	$67,944

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the financial statements.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity from inception through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

DECEMBER 31, 2022

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

The Company had until January 20, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On December 21, 2022, the stockholders approved the proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination from January 20, 2023 (the date that is 24 months from the closing date of the Company’s initial public offering of units (the “IPO”)) to April 20, 2023 (the date that is 27 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to July 20, 2023 (the date that is 30 months from the closing date of the IPO).

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $67,944 in its operating bank accounts, $19,376,793 in the trustee’s cash operating account, and $775,917 in money market securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $899,400, which excludes franchise taxes payable of $150,000, of which such amount will be paid from interest earned on the Trust Account. As of December 31, 2022, $3,796,223 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2022, an affiliate of the Sponsor paid for certain expenses on behalf of the Company amounting to $651,799. These advances are non-interest bearing and are due on demand.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 20, 2023 (the date that is 27 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to July 20, 2023 (the date that is 30 months from the closing date of the IPO), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by July 20, 2023.

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

DECEMBER 31, 2022

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Investment Held in Trust Account

At December 31, 2022, $19,376,793 was held in a cash operating account maintained by the trustee and $775,917 was held in money market funds which are primarily invested in U.S. Treasury securities. On January 19, 2023, the Company reinvested $17,497,468 of the funds previously held in the trustee’s cash operating account as of December 31, 2022 into money market funds which are primarily invested in U.S. Treasury securities. At December 31, 2021, substantially all of the assets held in the Trust Accounts were held in money market funds which are invested primarily in U.S. Treasury securities.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 21, 2022, the stockholders elected to redeem an aggregate 25,629,616 shares of Class A common stock.

Accordingly, as of December 31, 2022 and 2021, 1,970,384 and 27,600,000 shares of Class A common shares subject to possible redemption are presented at redemption value of $10.23 and 10.00, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Plus:
Accretion of carrying value to redemption value	31,348,637
Class A common stocks subject to possible redemption, December 31, 2021	276,000,000
Less:
Redemption of Class A common stock	(258,680,733)
Plus:
Accretion of carrying value to redemption value	2,790,814
Class A common stocks subject to possible redemption, December 31, 2022	$20,110,081

Derivative Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion has this been assessed as the trust is now earning interest of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax assets have a full valuation allowance recorded against them.

The Company’s effective tax rate was 6.25% and 0.00% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$8,889,961	$2,234,296	$9,418,027	$2,473,196
Denominator:
Basic weighted average common shares outstanding	27,454,165	6,900,000	26,087,671	6,850,685
Basic net income per common share	$0.32	$0.32	$0.36	$0.36
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$8,889,961	$2,234,296	$9,403,947	$2,487,276
Denominator:
Diluted weighted average common shares outstanding	27,454,165	6,900,000	26,087,671	6,900,000
Diluted net income per common share	$0.32	$0.32	$0.36	$0.36

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to these services totaling $120,000 and $115,000 are included in accrued expenses in the accompanying balance sheets at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, administrative fees totaled $120,000 and $115,000, respectively.

Advances from Related Party and Due to Sponsor

An affiliate of the Sponsor paid for certain operating costs on behalf of the Company amounting to $651,799 and $135,836 as of December 31, 2022 and 2021, respectively. The advances are non-interest bearing and are due on demand.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Registration Rights

Pursuant to a registration rights agreement entered into on January 14, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Subject to the consummation of the proposed business combination, the underwriters have agreed to reduce the amount of their deferred fees by $6,016,800. As the waiver is solely subject to the consummation of the proposed business combination, the Company did not alter the fee payable as the probability of the transaction closing is not yet certain.

Legal Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party legal firm. The fees, contingent upon a successful Business Combination are approximately $800,000 (“Success Fees”). These Success Fees will only become payable upon the consummation of an initial Business Combination.

Merger Agreement

On December 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Edify Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Unique Logistics International, Inc., a Nevada corporation (the “Unique Logistics”).

The Merger Agreement provides, among other things, that on the terms and subject to the conditions of the Merger Agreement, and in accordance with the Nevada Revised Statutes (the “NRS”) and other applicable laws, Merger Sub will merge with and into Unique Logistics (the “Merger”), with Unique Logistics being the surviving corporation of the Merger (Unique Logistics, in its capacity as the surviving corporation of the Merger, the “Surviving Corporation”) and a wholly owned subsidiary of the Company.

The proposed Merger is expected to be consummated after receipt of the required approvals from the stockholders of the Company and Unique Logistics and the satisfaction of certain other conditions summarized below.

Closing Merger Consideration

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Unique Logistics (“Unique Logistics’ Common Stock”) (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of Class A Common Stock, par value $0.0001 per share, of Buyer (“Buyer Class A Common Stock”) equal to the quotient of (i) the Per Share Consideration Value (as defined herein), divided by (ii) $10.00 (subject to equitable adjustment) (the “Common Exchange Ratio”). The “Per Share Consideration Value” equals the quotient of (i) $282 million, divided by (ii) the sum of (A) the number of shares of Unique Logistics’ Common Stock, plus (B) the number of shares of Unique Logistics’ Common Stock into which all of the shares of Unique Logistics’ convertible preferred stock, par value $0.001 per share, of the Unique Logistics (collectively, the “Unique Logistics’ Convertible Preferred Stock”) would convert, in each case, as of

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

immediately prior to the Merger, taking into account the effects of the Transactions in accordance with the certificate of designations applicable to such Unique Logistics’ Convertible Preferred Stock.

At the effective time of the Merger:

●	each share of Unique Logistics’ Series A Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series A Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;
●	each share of Unique Logistics’ Series B Convertible Preferred Stock (other than Excluded Shares and Dissenting Shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series B Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;
●	each share of Unique Logistics’ Series C Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series C Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio; and
●	each share of Unique Logistics’ Series D Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Company Series D Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio.

Unique Logistics’ stockholders will also have the opportunity to earn up to 1,250,000 additional shares of the Company’s Class A Common Stock if (i) the trading price of Company’s Class A Common Stock exceeds $12.00 per share during the seven-year period following the date that is sixty days after the date of the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”) or (ii) the Company or the Surviving Corporation or any of its Subsidiaries’ consummate a merger, consolidation, tender offer, exchange offer or business combination or sale of all or substantially all of its assets (each, a “Sale Transaction”), in which the fair value of the consideration (including all forms of consideration, including contingent consideration) payable in respect of each outstanding share of Company’s Class A Common Stock in such Sale Transaction equals or exceeds $12.00 per share (on a fully diluted basis), subject to the terms of the Merger Agreement. Company stockholders will also have the opportunity to earn 1,250,000 additional shares of Company’s Class A Common Stock if the trading price of the Company’s Class A Common Stock exceeds $15.00 per share in the same circumstances as above.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor entered into an amended and restated letter agreement with the Company, Unique Logistics and certain directors and officers of the Company pursuant to which the Sponsor agreed (i) to waive certain anti-dilution rights that may have otherwise entitled the Sponsor to more than one share of the Company’s Class A Common Stock per share upon conversion of the Sponsor’s founder shares on a one-to-one basis into shares of the Company’s Class A Common Stock in connection with the consummation of the Merger; (ii) to forfeit 1,713,139 of its founder shares contingent upon the closing of the transactions contemplated by the Merger Agreement; (iii) to support the transactions contemplated by the Merger Agreement,

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

including agreeing to vote in favor of the adoption of the Merger Agreement at the Special Meeting; (iv) not to transfer founder shares or private placement warrants between the date of the Merger Agreement and the Closing; and (v) contingent upon the closing of the transactions contemplated by the Merger Agreement, not to transfer any shares of Class B common stock, par value $0.0001 per share, of the Company (or shares of the Company’s Class A Common Stock issuable upon conversion thereof), or any warrant entitling the Sponsor to purchase one share of the Company’s Class A Common Stock per warrant, in each case, for a period of 12 months following the date of the Closing subject to potential early termination if the trading price of the Company’s Class A Common Stock trades above $12.00 per share for a period specified therein.

For additional information, refer to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2022.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,970,384 and 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. In connection with the stockholder vote on December 22, 2022, the holders of 25,629,616 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.11, for an aggregate redemption amount of approximately $259.1 million, leaving approximately $20.1 million in the Trust Account, immediately following the redemptions.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,900,000 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

NOTE 8 — WARRANT LIABILITIES

As of December 31, 2022 and 2021, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 9 — INCOME TAXES

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$210	$35,977
Start-up/organization expenses	379,840	184,852
Business combination expenses	—	—
Total deferred tax assets	380,050	220,829
Valuation allowance	(380,050)	(220,829)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Federal
Current	$743,061	$—
Deferred	(159,221)	(220,619)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	159,221	220,619
Income tax provision	$743,061	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $159,221 and $220,619, respectively.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrant liabilities	(16.37)%	(34.30)%
Transaction costs associated with IPO	0.00%	2.40%
Meals and entertainment	0.28%	0.00%
Fair value of private warrant liabilities in excess of proceeds	0.00%	8.20%
Change in valuation allowance	1.34%	2.70%
Income tax provision	6.25%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2022, assets held in the Trust Account were comprised of $775,917 of mutual funds invested in U.S. Treasury securities with dividends reinvested and $19,376,793 held in the trustee’s cash operating account. As of December 31, 2021, assets held in the Trust Account were comprised of $276,026,092 of mutual funds invested in U.S. Treasury securities with dividends reinvested. During the year ended December 31, 2022, the Company had withdrawn $988,872 of interest earned from Trust Account to pay taxes and $258,680,733 from Trust Account in connection with the redemption of common stock.  During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held to Maturity	Level	Fair Value
Assets:
December 31, 2022	Investments held in Trust Account – Mutual Funds (1)	1	$775,917

Liabilities:
December 31, 2022	Warrant Liabilities – Public Warrants	2	$414,000
December 31, 2022	Warrant Liabilities – Private Placement Warrants	3	$169,200

	Held to Maturity	Level	Fair Value
Assets:
December 31, 2021	Investments held in Trust Account – Mutual Funds	1	$276,026,092

Liabilities:
December 31, 2021	Warrant Liabilities – Public Warrants	2	$6,900,000
December 31, 2021	Warrant Liabilities – Private Placement Warrants	3	$2,932,800
(1)As of December 31, 2022, $19,376,793 of mutual funds held in the Trust Account was deposited into the cash operating account maintained by the trustee.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.

The Private Placement Warrants were valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a binomial/lattice model, which is considered to be a Level 3 fair value measurement, that assumes the optimal exercise of the Company’s redemption option at the earliest possible date. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. During the three months ended June 30, 2022, as a result of the recent decline in trading volume within the last two weeks of the quarter ended June 30, 2022, the warrants were transferred to and are currently classified as Level 2 securities.

EDIFY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The key inputs to both models for the Private Warrants were as follows:

Input	December 31, 2022	December 31, 2021
Asset Price	$10.09	$9.77
Exercise Price	$11.50	$11.50
Expected Merger Announcement Date	12/18/2022	3/31/2022
Expected Merger Date	07/20/2023	9/30/2022
Expiration Date	07/20/2028	9/30/2027
Call Price	N/A	N/A
Contractual Term	5.6	5.5
Risk-Free Rate	4.0%	1.3%
Volatility	6.6%	20.4%
Dividend Yield	0.0%	0.0%
Steps	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities for the years ended December 31, 2022 and 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,932,800	$—	$2,932,800
Change in fair value	(2,763,600)	—	(2,763,600)
Fair value as of December 31, 2022	$169,200	$—	$169,200
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 20, 2021	8,798,400	18,078,000	26,876,400
Change in fair value	(5,865,600)	(11,178,000)	(17,043,600)
Transfers to Level 1	—	(6,900,000)	(6,900,000)
Fair value as of December 31, 2021	$2,932,800	$—	$2,932,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $6,900,000 from Level 3 to Level 1 in the fair value hierarchy for Public Warrants during the year ended December 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was $414,000.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 11, 2023, the Company, received a notification letter from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, since the Company has not yet held an annual meeting of shareholders within twelve months of the end of its December 31, 2021 fiscal year, it is out of compliance with the Nasdaq rules for continued listing (Listing Rules 5620(a) and 5810(c)(2)(G)). The notification letter has no immediate effect on the listing of the Company’s securities on the Nasdaq Capital Market.

The Company expects to file a definitive proxy statement in the coming weeks for an annual meeting to be held in February 2023 to regain compliance with the applicable Nasdaq Listing Rules.

On January 19, 2023, the Company reinvested $17,497,468 of funds previously held in the trustee’s cash operating account as of December 31, 2022 into money market funds.