Form 10-Q
period 2023-03-31
Edify Acquisition Corp.
filed 2023-05-19
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 1,687,664 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$67,944	$67,944
Prepaid expenses	96,685	69,715
Total Current Assets	164,629	137,659

Investments and cash held in Trust Account	17,651,924	20,152,710
TOTAL ASSETS	$17,816,553	$20,290,369

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$939,361	$317,199
Advance from related parties	1,465,558	651,799
Excise tax payable	32,930	—
Income taxes payable	95,696	68,061
Total Current Liabilities	2,533,545	1,037,059
Deferred underwriting fee payable	3,643,200	9,660,000
Warrant liabilities	583,200	583,200
TOTAL LIABILITIES	6,759,945	11,280,259

Commitments and Contingencies

Class A common stock subject to possible redemption $0.0001 par value; 1,687,664 and 1,970,384 shares at $10.40 and $10.23 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	17,558,630	20,110,081

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(6,502,712)	(11,100,661)
Total Stockholders’ Deficit	(6,502,022)	(11,099,971)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT	$17,816,553	$20,290,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$771,406	$356,700
Loss from operations	(771,406)	(356,700)

Other income:
Interest earned on marketable securities held in Trust Account	154,698	24,606
Change in fair value of warrant liabilities	—	6,666,000
Waiver of deferred underwriting fee	394,100	—
Total other income	548,798	6,690,606

(Loss) Income before provision for income taxes	(222,608)	6,333,906
Provision for income taxes	(27,635)	—
Net (loss) income	$(250,243)	$6,333,906

Basic and diluted weighted average shares outstanding, Class A common stock	1,700,229	27,600,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.03)	$0.18

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,900,000

Basic net (loss) income per share, Class B common stock	$(0.03)	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023	6,900,000	$690	$—	$(11,100,661)	$(11,099,971)

Adjustment to accretion for Class A common stock to redemption amount	—	—	—	4,881,122	4,881,122

Excise tax	—	—	—	(32,930)	(32,930)

Net loss	—	—	—	(250,243)	(250,243)

Balance – March 31, 2023 (unaudited)	6,900,000	$690	$—	$(6,502,712)	$(6,502,022)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	6,900,000	$690	$—	$(19,434,104)	$(19,433,414)

Net income	—	—	—	6,333,906	6,333,906

Balance – March 31, 2022 (unaudited)	6,900,000	$690	$—	$(13,100,198)	$(13,099,508)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(250,243)	$6,333,906
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(6,666,000)
Waiver of deferred underwriting fee	(394,100)	—
Interest earned on marketable securities held in Trust Account	(154,698)	(24,606)
Changes in operating assets and liabilities:
Prepaid expenses	(26,970)	50,063
Accounts payable and accrued expenses	622,162	(95,802)
Income taxes payable	27,635	—
Net cash used in operating activities	(176,214)	(402,439)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(637,500)	—
Cash withdrawn from Trust Account in connection with redemption	3,293,029	—
Bank service charge reimbursement	(45)	—
Net cash provided by investing activities	2,655,484	—

Cash Flows from Financing Activities
Advances from related party	813,759	402,439
Redemption of common stock	(3,293,029)	—
Net cash (used in) provided by financing activities	(2,479,270)	402,439

Net Change in Cash	—	—
Cash - Beginning of period	67,944	67,944
Cash - End of period	$67,944	$67,944

Non-Cash Investing and Financing activities:
Excise tax	$32,930	$—
Waiver of deferred underwriting fee	$5,622,700	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity from inception through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by July 20, 2023 (as extended, see below) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until July 20, 2023 (as extended, see below) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $67,944 in its operating bank accounts, $17,651,924 in money market securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $2,368,916, which excludes income taxes payable of $95,696, of which such amount will be paid from interest earned on the Trust Account. As of March 31, 2023, $2,988,141 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2023, an affiliate of the Sponsor paid for certain expenses on behalf of the Company amounting to $1,465,558. These advances are non-interest bearing and are due on demand.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 20, 2023 (the date that is 27 months from the closing date of the IPO) (the "Amended Date") and on a monthly basis up to three times from the Amended Date to July 20, 2023 (the date that is 30 months from the closing date of the IPO), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by July 20, 2023.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 11, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Investment Held in Trust Account

At March 31, 2023, $17,651,924 was held in money market funds which are primarily invested in U.S. Treasury securities. At December 31, 2022, $19,376,793 was held in a cash operating account maintained by the trustee and $775,917 was held in money market funds which were primarily invested in U.S. Treasury securities. On January 19, 2023, the Company reinvested $17,497,468 of the funds previously held in the trustee’s cash operating account as of December 31, 2022 into money market funds which are primarily invested in U.S. Treasury securities.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 21, 2022, the stockholders elected to redeem an aggregate 25,629,616 shares of Class A common stock. Additionally, on January 4, 2023, 282,720 shares of Class A common stock were redeemed.

Accordingly, as of March 31, 2023 and December 31, 2022, 1,687,664 and 1,970,384 shares of Class A common shares subject to possible redemption are presented at redemption value of $10.46 and 10.23, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Less:
Redemption of Class A common stock	(258,680,733)
Plus:
Accretion of carrying value to redemption value	34,139,451
Class A common stock subject to possible redemption, December 31, 2022	20,110,081
Less:
Redemption of Class A common stock	(3,293,029)
Plus:
Waiver of deferred underwriting fees	5,622,700
Accretion of carrying value to redemption value	(4,881,122)
Class A common stock subject to possible redemption, March 31, 2023	$17,558,630

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion has this been assessed as the trust is now earning interest? of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 12.41% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(49,472)	$(200,771)	$5,067,125	$1,266,781
Denominator:
Basic weighted average common shares outstanding	1,700,229	6,900,000	27,600,000	6,900,000
Basic net (loss) income per common share	$(0.03)	$(0.03)	$0.18	$0.18
Diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(49,472)	$(200,771)	$5,067,125	$1,266,781
Denominator:
Diluted weighted average common shares outstanding	1,700,229	6,900,000	27,600,000	6,900,000
Diluted net (loss) income per common share	$(0.03)	$(0.03)	$0.18	$0.18

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and March 31, 2022 the Company incurred fees related to these services totaling $30,000. As of March 31, 2023 and December 31, 2022, $30,000 of these fees are included in accrued expenses in the accompanying condensed balance sheets.

Advances from Related Party and Due to Sponsor

An affiliate of the Sponsor paid for certain operating costs on behalf of the Company amounting to $1,465,558 and $651,799 as of March 31, 2023 and December 31, 2022, respectively. The advances are non-interest bearing and are due on demand.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

MARCH 31, 2023

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

On January 5, 2023, the Company’s stockholders redeemed 282,720 Class A shares for a total of $3,293,029. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2023, the Company recorded $32,930 of excise tax liability calculated as 1% of shares redeemed.

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

On March 28, 2023, BMO Capital Markets Corp. (“BMO”) informed the Company that it would be waiving its entitlement to its portion of the deferred underwriting fee that accrued from its participation in the Company’s IPO, as reflected in the underwriting agreement, dated on or about January 14, 2021. As a result of the foregoing, the reduction in deferred fees was split on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the initial public offering. Therefore, the deferred underwriting fee was reduced by $6,016,800, of which $394,100 is shown in the condensed statement of operations as the change in deferred underwriting fees and $5,622,700 is charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $3,643,200.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Legal Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party legal firm. The fees, contingent upon a successful Business Combination are approximately $800,000 (“Success Fees”). These Success Fees will only become payable upon the consummation of an initial Business Combination. The Company will recognize an expense for these services when the performance trigger is considered probable.

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

At the effective time of the Merger:

●each share of Unique Logistics’ Series A Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series A Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;

●each share of Unique Logistics’ Series B Convertible Preferred Stock (other than Excluded Shares and Dissenting Shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series B Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

●each share of Unique Logistics’ Series C Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series C Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio; and

●each share of Unique Logistics’ Series D Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Company Series D Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,687,664 and 1,970,384 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. In connection with the stockholder vote on December 22, 2022, the holders of 25,629,616 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.11, for an aggregate redemption amount of approximately $259.1 million, leaving approximately $20.1 million in the Trust Account, immediately following the redemptions. Additionally, on January 4, 2023, 282,720 shares of Class A common stock were redeemed.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,900,000 shares of common stock issued and outstanding.

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

NOTE 8 – WARRANT LIABILITIES

As of March 31, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

At March 31, 2023, assets held in the Trust Account were comprised of $17,651,924 of mutual funds invested in U.S. Treasury securities with dividends reinvested. At December 31, 2022, assets held in the Trust Account were comprised of $775,917 of mutual funds invested in U.S. Treasury securities with dividends reinvested and $19,376,793 held in the trustee's cash operating account. During the period ended March 31, 2023, the Company had withdrawn $3,293,029 from Trust Account in connection with the redemption of common stock. During the year ended December 31, 2022, the Company had withdrawn $988,872 of interest earned from Trust Account to pay taxes and $258,680,733 from Trust Account in connection with the redemption of common stock.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Level	Fair Value
Assets:
March 31, 2023	Investments held in Trust Account – Mutual Funds	1	$17,651,924

Liabilities:
March 31, 2023	Warrant Liabilities – Public Warrants	2	$414,000
March 31, 2023	Warrant Liabilities – Private Placement Warrants	3	$169,200

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Private Placement Warrants were valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a binomial/lattice model, which is considered to be a Level 3 fair value measurement, that assumes the optimal exercise of the Company’s redemption option at the earliest possible date. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. During the three months ended June 30, 2022, as a result of the decline in trading volume within the last two weeks of the quarter-ended June 30, 2022, the warrants were transferred to and are currently classified as Level 2 securities as of March 31, 2023 and December 31, 2022.

The key inputs to both models for the Private Warrants were as follows:

Input	December 31, 2022	March 31, 2023
Asset Price	$10.09	$10.26
Exercise Price	$11.50	$11.50
Expected Merger Announcement Date	12/18/2022	12/18/2022
Expected Merger Date	07/20/2023	07/20/2023
Expiration Date	07/20/2028	07/20/2028
Call Price	N/A	N/A
Contractual Term	5.6	5.3
Risk-Free Rate	4.0%	3.6%
Volatility	6.6%	7.7%
Dividend Yield	0.0%	0.0%
Steps	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities for the comparable period:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2022	$169,200	$169,200
Change in fair value	—	—
Fair value as of March 31, 2023	$169,200	$169,200

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$2,932,800	$2,932,800
Change in fair value	(1,974,000)	(1,974,000)
Fair value as of March 31, 2022	$958,800	$958,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from during the three months ended March 31, 2023 and 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 4, 2023, the Company received a letter (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive business days prior to the date of the MVLS Notice, the Company’s Minimum Market Value of Listed Securities (“MVLS”) was less than $35.0 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff has provided the Company with 180 calendar days, or until October 3, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.

If the Company regains compliance with the MVLS Rule, the Staff will provide written confirmation to the Company and close the matter. To regain compliance with the MVLS Rule, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive business days during the 180- day compliance period ending on October 3, 2023. In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

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

At the effective time of the Merger:

●each share of Unique Logistics’ Series A Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series A Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;

●each share of Unique Logistics’ Series B Convertible Preferred Stock (other than Excluded Shares and Dissenting Shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series B Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio;

●each share of Unique Logistics’ Series C Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Unique Logistics’ Series C Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio; and

●each share of Unique Logistics’ Series D Convertible Preferred Stock (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of the Company’s Class A Common Stock equal to the product of (i) the number of shares of Unique Logistics’ Common Stock into which such share of Company Series D Convertible Preferred Stock is convertible, taking into account the effects of the Transactions in accordance with the certificate of designation applicable to such Unique Logistics’ Convertible Preferred Stock, and (ii) the Common Exchange Ratio.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had net loss of approximately $250,000, which consists of income of approximately $394,000 derived from the changes in deferred underwriting fee and interest earned on marketable securities held in Trust of approximately $155,000, offset by formation and operating costs of approximately $771,000 and provision to income taxes of approximately $28,000.

For the three months ended March 31, 2022, we had net income of approximately $6.3 million, which consists of income of approximately $6.7 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $25,000, offset by formation and operating costs of approximately $357,000.

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

For the three months ended March 31, 2023, cash used in operating activities was $176,214. Net income of $250,243 was affected by interest earned on marketable securities held in Trust Account of $154,698 and change in deferred underwriting fee of $394,100. Changes in operating assets and liabilities provided $622,827 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $402,439. Net income of $6,333,906 was composed of interest earned on marketable securities held in Trust Account of $24,606 and change in fair value of warrant liabilities of $6,666,000. Changes in operating assets and liabilities used $45,739 of cash for operating activities.

As of March 31, 2023, we had $17,651,924 held in the Trust Account consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we had withdrawn $3,293,029 from Trust Account in connection with the redemption of common stock. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, we had cash of $67,944. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of March 31, 2023, the Company had $67,944 in its operating bank account, $17,651,924 in money market securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $2,368,916, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise and income taxes payable of $95,696. As of March 31, 2023, $2,988,141 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of March 31, 2023, $3,293,029 was withdrawn from the Trust Account in connection with redemption.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 20, 2023 (the date that is 30 months from the closing date of the IPO), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the current liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by July 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC Quarterly Reports on Form 10-Q. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

Dated: May 19, 2023	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)