Form 10-Q
period 2023-06-30
Edify Acquisition Corp.
filed 2023-08-15
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 1,687,664 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$57,726	$67,944
Prepaid expenses	60,918	69,715
Prepaid income taxes	9,433	—
Total Current Assets	128,077	137,659

Investments and cash held in Trust Account	18,081,361	20,152,710
TOTAL ASSETS	$18,209,438	$20,290,369

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$819,152	$317,199
Advance from related parties	2,360,252	651,799
Excise tax payable	32,930	—
Income taxes payable	—	68,061
Total Current Liabilities	3,212,334	1,037,059
Deferred underwriting fee payable	3,643,200	9,660,000
Warrant liabilities	583,200	583,200
TOTAL LIABILITIES	7,438,734	11,280,259

Commitments and Contingencies

Class A common stock subject to possible redemption $0.0001 par value; 1,687,664 and 1,970,384 shares at $10.62 and $10.23 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	17,926,097	20,110,081

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022 (excluding 1,687,664 and 1,970,384 shares subject to possible redemption, respectively)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(7,156,083)	(11,100,661)
Total Stockholders’ Deficit	(7,155,393)	(11,099,971)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT	$18,209,438	$20,290,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$452,470	$241,191	$1,223,876	$597,891
Loss from operations	(452,470)	(241,191)	(1,223,876)	(597,891)

Other income:
Interest earned on marketable securities held in Trust Account	204,437	350,594	359,135	375,200
Change in fair value of warrant liabilities	—	972,000	—	7,638,000
Waiver of deferred underwriting fee	—	—	394,100	—
Total other income, net	204,437	1,322,594	753,235	8,013,200

(Loss) Income before provision for income taxes	(248,033)	1,081,403	(470,641)	7,415,309
Provision for income taxes	(37,871)	(22,011)	(65,506)	(22,011)
Net (loss) income	$(285,904)	$1,059,392	$(536,147)	$7,393,298

Basic and diluted weighted average shares outstanding, Class A common stock	1,687,664	27,600,000	1,693,912	27,600,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.03)	$0.03	$(0.06)	$0.21

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic net (loss) income per share, Class B common stock	$(0.03)	$0.03	$(0.06)	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023	6,900,000	$690	$—	$(11,100,661)	$(11,099,971)

Adjustment to accretion for Class A common stock to redemption amount	—	—	—	4,881,122	4,881,122

Excise tax payable	—	—	—	(32,930)	(32,930)

Net loss	—	—	—	(250,243)	(250,243)

Balance – March 31, 2023 (unaudited)	6,900,000	690	—	(6,502,712)	(6,502,022)

Adjustment to accretion for Class A common stock to redemption amount	—	—	—	(367,467)	(367,467)

Net loss	—	—	—	(285,904)	(285,904)

Balance – June 30, 2023 (unaudited)	6,900,000	$690	$—	$(7,156,083)	$(7,155,393)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	6,900,000	$690	$—	$(19,434,104)	$(19,433,414)

Net income	—	—	—	6,333,906	6,333,906

Balance – March 31, 2022 (unaudited)	6,900,000	690	—	(13,100,198)	(13,099,508)

Accretion for Class A common stock to redemption amount	—	—	—	(60,971)	(60,971)

Net income	—	—	—	1,059,392	1,059,392

Balance – June 30, 2022 (unaudited)	6,900,000	$690	$—	$(12,101,777)	$(12,101,087)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(536,147)	$7,393,298
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(7,638,000)
Waiver of deferred underwriting fee	(394,100)	—
Interest earned on marketable securities held in Trust Account	(359,135)	(375,200)
Changes in operating assets and liabilities:
Prepaid expenses	8,797	172,124
Prepaid income taxes	(9,433)	—
Accounts payable and accrued expenses	501,953	(32,777)
Bank service charge reimbursement	(45)	—
Income taxes payable	(68,061)	22,011
Net cash used in operating activities	(856,171)	(458,544)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(862,500)	—
Cash withdrawn from Trust Account in connection with redemption	3,293,029	—
Net cash provided by investing activities	2,430,529	—

Cash Flows from Financing Activities
Advances from related party	1,708,453	458,544
Redemption of common stock	(3,293,029)	—
Net cash (used in) provided by financing activities	(1,584,576)	458,544

Net Change in Cash	(10,218)	—
Cash - Beginning of period	67,944	67,944
Cash - End of period	$57,726	$67,944

Non-Cash Investing and Financing activities:
Excise tax	$32,930	$—
Waiver of deferred underwriting fee	$5,622,700	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Edify Acquisition Corp. (the “Company” or “EAC”) was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity from inception through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

JUNE 30, 2023

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by October 20, 2023 (as extended, see below) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until October 20, 2023 (as extended, see below) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On December 21, 2022, the stockholders approved the proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination from January 20, 2023 (the date that is 24 months from the closing date of the Company’s initial public offering of units (the “IPO”)) to April 20, 2023 and on a monthly basis up to three times from the Amended Date (as defined below) to July 20, 2023 (the date that is 30 months from the closing date of the IPO).

On July 20, 2023, the stockholders approved the proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination from July 20, 2023 to October 20, 2023 (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the “Extended Date”).

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $57,726 in its operating bank accounts, $18,081,361 in money market securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $3,084,257. As of June 30, 2023, $3,192,578 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of June 30, 2023, an affiliate of the Sponsor paid for certain expenses on behalf of the Company amounting to $2,360,252. These advances are non-interest bearing and are due on demand.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 20, 2023 and on a monthly basis up to three times from the Amended Date to January 20, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 20, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 11, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Investments and Cash Held in Trust Account

At June 30, 2023, $18,081,361 was held in a money market fund which is primarily invested in U.S. Treasury securities. At December 31, 2022, $19,376,793 was held in a cash operating account maintained by the Trustee (as defined below) and $775,917 was held in money market funds which were primarily invested in U.S. Treasury securities. On January 19, 2023, the Company reinvested $17,497,468 of the funds previously held in the Trustee’s cash operating account as of December 31, 2022 into money market funds which are primarily invested in U.S. Treasury securities.

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

Accordingly, as of June 30, 2023 and December 31, 2022, 1,687,664 and 1,970,384 shares of Class A common shares subject to possible redemption are presented at redemption value of $10.62 and 10.23, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Less:
Redemption of Class A common stock	(258,680,733)
Plus:
Accretion of carrying value to redemption value	34,139,451
Class A common stock subject to possible redemption, December 31, 2022	20,110,081
Less:
Redemption of Class A common stock	(3,293,029)
Plus:
Waiver of deferred underwriting fees	5,622,700
Accretion of carrying value to redemption value	(4,513,655)
Class A common stock subject to possible redemption, June 30, 2023	$17,926,097

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 15.27% and 2.04% for the three months ended June 30, 2023 and 2022, respectively, 13.92% and 0.30% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(56,186)	$(229,718)	$847,514	$211,878	$(105,678)	$(430,469)	$5,914,638	$1,478,660
Denominator:
Basic and Diluted weighted average common shares outstanding	1,687,664	6,900,000	27,600,000	6,900,000	1,693,912	6,900,000	27,600,000	6,900,000
Basic and Diluted net (loss) income per common share	$(0.03)	$(0.03)	$0.03	$0.03	$(0.06)	$(0.06)	$0.21	$0.21

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023 the Company incurred fees related to these services totaling $30,000 and $60,000, respectively. For the three and six months ended June 30, 2022 administrative fees totaled $30,000 and $60,000, respectively. As of June 30, 2023 and December 31, 2022, $60,000 and $120,000, respectively, of these fees are included in accrued expenses in the accompanying condensed balance sheets.

Advances from Related Party and Due to Sponsor

An affiliate of the Sponsor paid for certain operating costs on behalf of the Company amounting to $2,360,252 and $651,799 as of June 30, 2023 and December 31, 2022, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

On January 5, 2023, the Company’s stockholders redeemed 282,720 Class A shares for a total of $3,293,029. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $32,930 of excise tax liability calculated as 1% of shares redeemed.

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

On March 28, 2023, BMO Capital Markets Corp. (“BMO”) informed the Company that it would be waiving its entitlement to its portion of the deferred underwriting fee that accrued from its participation in the Company’s IPO, as reflected in the underwriting agreement, dated on or about January 14, 2021. As a result of the foregoing, the reduction in deferred fees was split on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the initial public offering. Therefore, the deferred underwriting fee was reduced by $6,016,800, of

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

which $394,100 is shown in the unaudited condensed statements of operations as the change in deferred underwriting fees and $5,622,700 is charged to additional paid-in capital in the unaudited condensed statements of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $3,643,200.

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

Merger Agreement

On December 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Edify Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Unique Logistics International, Inc., a Nevada corporation (the “Unique Logistics” or “UNQL”).

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

On July 20, 2023, EAC entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Merger Agreement from July 20, 2023 to January 20, 2024 (the “Termination Date”); provided, that, if any bona fide action for specific performance or other equitable relief by UNQL with respect to the Merger Agreement, or any other agreement contemplated thereunder or otherwise with respect to the transactions contemplated thereby, is commenced or pending on or before the Termination Date, then the Termination Date shall be automatically extended without any further action by any party until the date that is 30 days following the date on which a final, non-appealable governmental order has been entered with respect to such action and the Termination Date shall be deemed to be such later date for all purposes under the Merger Agreement.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

For additional information, refer to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2022.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,687,664 and 1,970,384 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. In connection with the stockholder vote on December 22, 2022, the holders of 25,629,616 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.11, for an aggregate redemption amount of approximately $259.1 million, leaving approximately $20.1 million in the Trust Account, immediately following the redemptions. Additionally, on January 4, 2023, 282,720 shares of Class A common stock were redeemed.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,900,000 shares of common stock issued and outstanding.

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

NOTE 8 – WARRANT LIABILITIES

As of June 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

JUNE 30, 2023

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

At June 30, 2023, assets held in the Trust Account were comprised of $18,081,361 of mutual funds invested in U.S. Treasury securities with dividends reinvested. At December 31, 2022, assets held in the Trust Account were comprised of $775,917 of mutual funds invested in U.S. Treasury securities with dividends reinvested and $19,376,793 held in the trust’s cash operating account. During the period ended June 30, 2023, the Company had withdrawn $3,293,029 from Trust Account in connection with the redemption of common stock. During the year ended December 31, 2022, the Company had withdrawn $988,872 of interest earned from Trust Account to pay taxes and $258,680,733 from Trust Account in connection with the redemption of common stock.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Level	Fair Value
Assets:
June 30, 2023	Investments and cash held in Trust Account – Mutual Fund	1	$18,081,361

Liabilities:
June 30, 2023	Warrant Liabilities – Public Warrants	2	$414,000
June 30, 2023	Warrant Liabilities – Private Placement Warrants	3	$169,200

		Level	Fair Value
Assets:
December 31, 2022	Investments and cash held in Trust Account – Mutual Funds (1)	1	$775,917

Liabilities:
December 31, 2022	Warrant Liabilities – Public Warrants	2	$414,000
December 31, 2022	Warrant Liabilities – Private Placement Warrants	3	$169,200

(1)   As of December 31, 2022, $19,376,793 of mutual funds held in the Trust Account was deposited into the cash operating account maintained by the Trustee.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed unaudited statements of operations.

The Private Placement Warrants were valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a binomial/lattice model, which is considered to be a Level 3 fair value measurement, that assumes the optimal exercise of the Company’s redemption option at the earliest possible date. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. As of the period ended June 30, 2023, the warrants are currently classified as Level 2 securities.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The key inputs to both models for the Private Warrants were as follows:

Input	December 31, 2022	June 30, 2023
Asset Price	$10.09	$10.59
Exercise Price	$11.50	$11.50
Merger Announcement Date	12/18/2022	12/18/2022
Expected Merger Date	07/20/2023	01/20/2024
Expiration Date	07/20/2028	01/20/2029
Call Price	N/A	N/A
Contractual Term	5.6	5.60
Risk-Free Rate	4.0%	4.10%
Volatility	6.6%	7.5%
Dividend Yield	0.0%	0.0%
Steps	N/A	200

The following table presents the changes in the fair value of Level 3 warrant liabilities for the comparable period:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2022	$169,200	$169,200
Change in fair value	—	—
Fair value as of March 31, 2023	$169,200	$169,200
Change in fair value	—	—
Fair value as of June 30, 2023	$169,200	$169,200

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$2,932,800	$2,932,800
Change in fair value	(1,974,000)	(1,974,000)
Fair value as of March 31, 2022	958,800	958,800
Change in fair value	(282,000)	(282,000)
Fair value as of June 30, 2022	$676,800	$676,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from during the six months ended June 30, 2023.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 20, 2023, EAC entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) with the other parties thereto. The Amendment extends the Termination Date under the Merger Agreement; provided, that, if any bona fide action for specific performance or other equitable relief by UNQL with respect to the Merger Agreement, or any other agreement contemplated thereunder or otherwise with respect to the transactions contemplated thereby, is commenced or pending on or before the Termination Date, then the Termination Date shall be automatically extended without any further action by any party until the date that is 30 days following the date on which a final, non-appealable governmental order has been entered with respect to such action and the Termination Date shall be deemed to be such later date for all purposes under the Merger Agreement.

On July 20, 2023, EAC held a special meeting in lieu of annual meeting of stockholders (the “Special Meeting”). On June 6, 2023, the record date for the Special Meeting, there were 8,587,664 issued and outstanding shares of EAC’s common stock entitled to vote at

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

the Special Meeting, 94.30% of which were represented in person or by proxy. The following matters were submitted and approved via a vote of the stockholders at the Special Meeting:

Extension Amendment Proposal – Proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination (as defined below) (the “Extension”) from July 20, 2023 (the date that is 30 months from the closing date of the Company’s IPO of units to October 20, 2023 (the date that is 33 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the “Extended Date”).

Trust Amendment Proposal – Proposal to amend the Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO (the “trust account”) if the Company has not completed its initial business combination, from July 20, 2023 (the date that is 30 months from the closing date of the IPO) to October 20, 2023 (the date that is 33 months from the closing date of the IPO) (the “Initial Extension”) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the date that is 36 months from the closing date of the IPO) by depositing (i) the lesser of (a) $225,000 and (b) $0.15 into the trust account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for the Initial Extension and (ii) and the lesser of (a) $75,000 and (b) $0.05 into the trust account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for each subsequent one-month extension from the Amended Date to the Extended Date.

NTA Requirement Amendment Proposal – Proposal to amend the Company’s charter to remove the net tangible asset requirement from the Company’s charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission.

Founder Share Amendment Proposal – Proposal to amend the Company’s charter to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share, to convert into shares of the Company’s Class A common stock, par value $0.0001 per share on a one-for-one basis at any time, and from time to time, prior to the closing of a business combination at the election of the holder.

Director Election Proposal – Proposal to re-elect Ari Horowitz and Susan Wolford as Class II directors of the Company’s board of directors.

Auditor Ratification Proposal – Proposal to appoint WithumSmith+Brown, PC as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023.

In connection with the approval of the above proposals, EAC’s stockholders elected to redeem an aggregate 697,235 shares of Common Stock in connection with the Special Meeting.

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

On July 20, 2023, EAC entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) with the other parties thereto. The Amendment extends the Termination Date under the Merger Agreement; provided, that, if any bona fide action for specific performance or other equitable relief by UNQL with respect to the Merger Agreement, or any other agreement contemplated thereunder or otherwise with respect to the transactions contemplated thereby, is commenced or pending on or before the Termination Date, then the Termination Date shall be automatically extended without any further action by any party until the date that is 30 days following the date on which a final, non-appealable governmental order has been entered with respect to such action and the Termination Date shall be deemed to be such later date for all purposes under the Merger Agreement.

Special Meeting

On July 20, 2023, EAC held a Special Meeting in lieu of annual meeting of stockholders. On June 6, 2023, the record date for the Special Meeting, there were 8,587,664 issued and outstanding shares of EAC’s common stock entitled to vote at the Special Meeting, 94.30% of which were represented in person or by proxy. The following matters were submitted and approved via a vote of the stockholders at the Special Meeting:

Extension Amendment Proposal – Proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a business combination (as defined below) (the “Extension”) from July 20, 2023 (the date that is 30 months from the closing date of the Company’s IPO of units to October 20, 2023 (the date that is 33 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the “Extended Date”).

Trust Amendment Proposal – Proposal to amend the Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO (the “trust account”) if the Company has not completed its initial business combination, from July 20, 2023 (the date that is 30 months from the closing date of the IPO) to October 20, 2023 (the date that is 33 months from the closing date of the IPO) (the “Initial Extension”) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the date that is 36 months from the closing date of the IPO)by depositing (i) the lesser of (a) $225,000 and (b) $0.15 into the trust account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for the Initial Extension and (ii) and the lesser of (a) $75,000 and (b) $0.05 into the trust account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for each subsequent one-month extension from the Amended Date to the Extended Date.

NTA Requirement Amendment Proposal – Proposal to amend the Company’s charter to remove the net tangible asset requirement from the Company’s charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission.

Founder Share Amendment Proposal – Proposal to amend the Company’s charter to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share, to convert into shares of the Company’s Class A common stock, par value $0.0001 per share on a one-for-one basis at any time, and from time to time, prior to the closing of a business combination at the election of the holder.

Director Election Proposal – Proposal to re-elect Ari Horowitz and Susan Wolford as Class II directors of the Company’s board of directors.

Auditor Ratification Proposal – Proposal to appoint WithumSmith+Brown, PC as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023.

In connection with the approval of the above proposals, EAC’s stockholders elected to redeem an aggregate 697,235 shares of Common Stock in connection with the Special Meeting.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net loss of approximately $286,000, which consists of interest earned on marketable securities held in Trust of approximately $204,000, offset by formation and operating costs of approximately $452,000 and provision to income taxes of approximately $38,000.

For the six months ended June 30, 2023, we had net loss of approximately $536,000, which consists of income of approximately $394,000 derived from the changes in deferred underwriting fee and interest earned on marketable securities held in Trust of approximately $359,000, offset by formation and operating costs of approximately $1.2 million and provision to income taxes of approximately $66,000.

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

For the six months ended June 30, 2023, cash used in operating activities was $856,126. Net loss of $536,147 was affected by interest earned on marketable securities held in Trust Account of $359,135 and change in deferred underwriting fee of $394,100. Changes in operating assets and liabilities provided $433,256 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $458,544. Net income of $7,393,298 was affected by interest earned on marketable securities held in Trust Account of $375,200 and change in fair value of warrant liabilities of $7,638,000. Changes in operating assets and liabilities provided $161,358 of cash for operating activities.

As of June 30, 2023, we had $18,081,361 held in the Trust Account consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we had withdrawn $3,293,029 from Trust Account in connection with the redemption of common stock. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023, we had cash of $57,726. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of June 30, 2023, the Company had $57,726 in its operating bank account, $18,081,361 in money market securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $3,084,257. As of June 30, 2023, $3,192,578 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of June 30, 2023, $3,293,029 was withdrawn from the Trust Account in connection with redemption.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 20, 2023 (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the “Extended Date”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

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

Income Taxes

We account for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: August 14, 2023	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)