Form 10-Q
period 2023-09-30
Edify Acquisition Corp.
filed 2023-11-14
CIK 1832765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 7,890,429 shares of Class A common stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements

EDIFY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$57,726	$67,944
Prepaid expenses	77,489	69,715
Prepaid income taxes	8,574	—
Total Current Assets	143,789	137,659

Investments and cash held in Trust Account	10,911,743	20,152,710
TOTAL ASSETS	$11,055,532	$20,290,369

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$834,802	$317,199
Advance from related parties	3,043,323	651,799
Excise tax payable	107,814	—
Income taxes payable	—	68,061
Total Current Liabilities	3,985,939	1,037,059
Deferred underwriting fee payable	3,643,200	9,660,000
Warrant liabilities	388,800	583,200
TOTAL LIABILITIES	8,017,939	11,280,259

Commitments and Contingencies

Class A common stock subject to possible redemption $0.0001 par value; 990,429 and 1,970,384 shares at approximately $10.82 and $10.23 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	10,721,019	20,110,081

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 and no shares issued and outstanding as of September 30, 2023 and December 31, 2022 (excluding 990,429 and 1,970,384 shares subject to possible redemption, respectively)	690	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares and 6,900,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	690
Additional paid-in capital	—	—
Accumulated deficit	(7,684,116)	(11,100,661)
Total Stockholders’ Deficit	(7,683,426)	(11,099,971)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$11,055,532	$20,290,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$498,585	$243,761	$1,722,461	$841,652
Loss from operations	(498,585)	(243,761)	(1,722,461)	(841,652)

Other income:
Interest earned on marketable securities held in Trust Account	170,356	1,218,601	529,491	1,593,801
Change in fair value of warrant liabilities	194,400	1,222,800	194,400	8,860,800
Waiver of deferred underwriting fee	—	—	394,100	—
Total other income	364,756	2,441,401	1,117,991	10,454,601

Income (loss) before provision for income taxes	(133,829)	2,197,640	(604,470)	9,612,949
Provision for income taxes	(35,859)	(243,408)	(101,365)	(265,419)
Net income (loss)	$(169,688)	$1,954,232	$(705,835)	$9,347,530

Basic and diluted weighted average shares outstanding, Class A common stock	3,362,474	27,600,000	2,256,211	27,600,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.02)	$0.06	$(0.08)	$0.27

Basic weighted average shares outstanding, Class B common stock	4,725,000	6,900,000	6,167,033	6,900,000

Basic net income (loss) per share, Class B common stock	$(0.02)	$0.06	$(0.08)	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance – January 1, 2023	—	$—	6,900,000	$690	(11,100,661)	$(11,099,971)

Adjustment to accretion for Class A common stock to redemption amount	—	—	—	—	4,881,122	4,881,122

Excise tax payable	—	—	—	—	(32,930)	(32,930)

Net loss	—	—	—	—	(250,243)	(250,243)

Balance – March 31, 2023 (unaudited)	—	—	6,900,000	690	(6,502,712)	(6,502,022)

Adjustment to accretion for Class A common stock to redemption amount	—	—	—	—	(367,467)	(367,467)

Net loss	—	—	—	—	(285,904)	(285,904)

Balance – June 30, 2023 (unaudited)	—	—	6,900,000	690	(7,156,083)	(7,155,393)

Conversion of Class B Shares to Class A Shares	6,900,000	690)	(6,900,000)	(690	—	—

Adjustment to accretion for Class A common stock to redemption amount	—	—	—	—	(283,461)	(283,461)

Excise tax payable	—	—	—	—	(74,884)	(74,884)

Net loss	—	—	—	—	(169,688)	(169,688)

Balance – September 30, 2023 (unaudited)	6,900,000	$690	—	$—	$(7,684,116)	$(7,683,426)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	6,900,000	$690	$—	$(19,434,104)	$(19,433,414)

Net income	—	—	—	6,333,906	6,333,906

Balance – March 31, 2022 (unaudited)	6,900,000	690	—	(13,100,198)	(13,099,508)

Accretion for Class A common stock to redemption amount	—	—	—	(60,971)	(60,971)

Net income	—	—	—	1,059,392	1,059,392

Balance – June 30, 2022 (unaudited)	6,900,000	690	—	(12,101,777)	(12,101,087)

Accretion for Class A common stock to redemption amount	—	—	—	(947,472)	(947,472)

Net income	—	—	—	1,954,232	1,954,232

Balance – September 30, 2022 (unaudited)	6,900,000	$690	$—	$(11,095,017)	$(11,094,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDIFY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(705,835)	$9,347,530
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	(194,400)	(8,860,800)
Waiver of deferred underwriting fee	(394,100)	—
Interest earned on marketable securities held in Trust Account	(529,491)	(1,593,801)
Changes in operating assets and liabilities:
Prepaid expenses	(7,774)	294,187
Prepaid income taxes	(8,574)	—
Accounts payable and accrued expenses	517,602	(81,116)
Income taxes payable	(68,061)	204,419
Net cash used in operating activities	(1,390,633)	(689,581)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,011,064)	—
Bank service charge reimbursement	(45)	—
Cash withdrawn from Trust Account in connection with redemption	10,781,567	—
Net cash provided by investing activities	9,770,458	—

Cash Flows from Financing Activities:
Advances from related party	2,391,524	689,581
Redemption of common stock	(10,781,567)	—
Net cash (used in) provided by financing activities	(8,390,043)	689,581

Net Change in Cash	(10,218)	—
Cash - Beginning of period	67,944	67,944
Cash - End of period	$57,726	$67,944

Non-Cash Investing and Financing Activities:
Cash paid for income taxes	$178,000	$675,000
Excise tax liability arising from redemption of shares	$107,814	$—
Waiver of deferred underwriting fee	$5,622,700	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Edify Acquisition Corp. (the “Company” or “EAC”) was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity from inception through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

Simultaneously, with the closing of the Initial Public Offering, the Company consummated the sale of 5,640,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Colbeck Edify Holdings, LLC (the “Sponsor”), generating gross proceeds of $5,640,000, which is described in Note 4.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by November 20, 2023 (as extended, see below) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until November 20, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

If the Company regains compliance with the MVLS Rule, the Staff will provide written confirmation to the Company and close the matter. To regain compliance with the MVLS Rule, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on October 3, 2023. In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

On July 20, 2023, the stockholders approved the proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a Business Combination from July 20, 2023 to October 20, 2023 (the “Amended Date”) and on a monthly basis, up to three times, from the Amended Date to January 20, 2024 (the “Extended Date”).

On October 20, 2023, the Company elected to extend the date by which it has to consummate the initial Business Combination by one additional month from October 20, 2023 to November 20, 2023 (the “Extension”), as permitted under the Company’s Amended and Restated Certificate of Incorporation. The Extension provides the Company with additional time to complete its previously announced initial Business Combination with Unique Logistics. In connection with the Extension, the Company has deposited $49,521.45 into the Company’s Trust Account for the Public Stockholders which enables the Company to effectuate the Extension.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $57,726 in its operating bank accounts, $10,911,743 in money market securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $3,842,150. As of September 30, 2023, $3,032,657 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2023, an affiliate of the Sponsor paid for certain expenses on behalf of the Company amounting to $3,043,323. These advances are non-interest bearing and are due on demand.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination from the Extension to the Extended Date, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 11, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Investments and Cash Held in Trust Account

At September 30, 2023, $10,911,743 was held in a money market fund which is primarily invested in U.S. Treasury securities. At December 31, 2022, $19,376,793 was held in a cash operating account maintained by the Trustee (as defined below) and $775,917 was held in money market funds which were primarily invested in U.S. Treasury securities. On January 19, 2023, the Company reinvested $17,497,468 of the funds previously held in the Trustee’s cash operating account as of December 31, 2022 into money market funds which are primarily invested in U.S. Treasury securities.

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

Accordingly, as of September 30, 2023 and December 31, 2022, 990,429 and 1,970,384 shares of Class A common shares subject to possible redemption are presented at redemption value of approximately $10.82 and 10.23, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Immediately upon closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,078,000)
Class A common stock issuance at cost	(13,270,637)
Less:
Redemption of Class A common stock	(258,680,733)
Plus:
Accretion of carrying value to redemption value	34,139,451
Class A common stock subject to possible redemption, December 31, 2022	20,110,081
Less:
Redemption of Class A common stock	(3,293,029)
Plus:
Waiver of deferred underwriting fees	5,622,700
Accretion of carrying value to redemption value	(4,881,122)
Class A common stock subject to possible redemption, March 31, 2023	17,558,630
Plus:
Accretion of carrying value to redemption value	367,467
Class A common stock subject to possible redemption, June 30, 2023	17,926,097
Less:
Redemption of Class A common stock	(7,488,538)
Plus:
Accretion of carrying value to redemption value	(283,460)
Class A common stock subject to possible redemption, September 30, 2023	$10,721,019

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was (26.79)% and 11.08% for the three months ended September 30, 2023 and 2022, respectively, and (16.77)% and 2.76% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,440,000 shares of Class A common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$(70,550)	$(99,138)	$1,563,386	$390,846	$(189,062)	$(516,773)	$7,478,024	$1,869,506
Denominator:
Basic and Diluted weighted average common shares outstanding	3,362,474	4,725,000	27,600,000	6,900,000	2,256,211	6,167,033	27,600,000	6,900,000
Basic and Diluted net income (loss) per common share	$(0.02)	$(0.02)	$0.06	$0.06	$(0.08)	$(0.08)	$0.27	$0.27

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred fees related to these services totaling $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2022, administrative fees totaled $30,000 and $90,000, respectively. As of September 30, 2023 and December 31, 2022, $90,000 and $120,000, respectively, of these fees are included in accrued expenses in the accompanying condensed balance sheets.

Advances from Related Party and Due to Sponsor

An affiliate of the Sponsor paid for certain operating costs on behalf of the Company amounting to $3,043,323 and $651,799 as of September 30, 2023 and December 31, 2022, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On January 5, 2023, the Company’s stockholders redeemed 282,720 Class A shares for a total of $3,293,029. Additionally, On July 26, 2023, the Company’s stockholders redeemed 697,235 Class A shares for a total of $7,488,538. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $107,814 of excise tax liability calculated as 1% of shares redeemed.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Subject to the consummation of the proposed Business Combination , the underwriters have agreed to reduce the amount of their deferred fees by $6,016,800. As the waiver is solely subject to the consummation of the proposed Business Combination , the Company did not alter the fee payable as the probability of the transaction closing is not yet certain.

On March 28, 2023, BMO Capital Markets Corp. (“BMO”) informed the Company that it would be waiving its entitlement to its portion of the deferred underwriting fee that accrued from its participation in the Company’s Initial Public Offering, as reflected in the underwriting agreement, dated on or about January 14, 2021. As a result of the foregoing, the reduction in deferred fees was split on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the initial public offering. Therefore, the deferred underwriting fee was reduced by $6,016,800, of which $394,100 is shown in the unaudited condensed statements of operations as the waiver of deferred underwriting fees and $5,622,700 is charged to additional paid-in capital in the unaudited condensed statements of changes in stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $3,643,200.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Extension Amendment Proposal – Proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company to extend the date by which the Company must consummate a Business Combination from July 20, 2023 to the Amended Date and on a monthly basis, up to three times, from the Amended Date to the Extended Date.

Trust Amendment Proposal – Proposal to amend the Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend the date on which the Trustee must liquidate the Trust Account established by the Company in connection with the Initial Public Offering if the Company has not completed its initial Business Combination from July 20, 2023 to the Amended Date and on a monthly basis, up to three times, from the Amended Date to the Extended Date by depositing (i) the lesser of (a) $225,000 and (b) $0.15 into the Trust Account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for the Initial Extension and (ii) and the lesser of (a) $75,000 and (b) $0.08 into the Trust Account for each public share that has not been redeemed in accordance with the terms of the Company’s charter for each subsequent one-month extension from the Amended Date to the Extended Date.

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

In connection with the approval of the above proposals, EAC’s stockholders elected to redeem an aggregate 697,235 shares of Common Stock in connection with the Special Meeting valued at approximately $10.74 a share, removing approximately $7,488,538 from Trust to pay the redeeming shareholders.

Amendment to the Letter Agreement

On September 18, 2023, the Company, the Sponsor, Unique Logistics and the other parties thereto entered into an Amendment to the Letter Agreement, pursuant to which the number of shares to be forfeited by the Sponsor to the Company upon closing of the Merger will potentially be reduced by up to 150,000 shares of Class A common stock of the Company.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On September 1, 2023, the Company issued an aggregate of 6,900,000 shares of Class A common stock, par value $0.0001 per share to the holders of the Company’s shares of Class B common stock, par value $0.0001 per share upon the conversion of an equal number of Class B Shares (the “Conversion”). The 6,900,000 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our initial public offering. As of September 30, 2023 and December 31, 2022, there were 7,890,429 and 1,970,384 shares of Class A common stock issued and outstanding, of which 990,429 and 1,970,384, respectively, are subject to possible redemption and classified as temporary equity. In connection with the stockholder vote on December 22, 2022, the holders of 25,629,616 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.11, for an aggregate redemption amount of approximately $259.1 million, leaving approximately $20.1 million in the Trust Account, immediately following the redemptions. Additionally, on January 4, 2023, 282,720 shares of Class A common stock were redeemed. On July 26, 2023, the Company’s stockholders redeemed an additional 697,235 Class A shares valued at approximately $7,488,538, which was removed from the Trust Account.

Class B common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 0 and 6,900,000 shares of common stock issued and outstanding, respectively.

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

NOTE 8 – WARRANT LIABILITIES

As of September 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 5,640,000 Private Placement Warrants outstanding.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Once the warrants become exercisable, the Company may call the warrant for redemption:

●	in whole and not in part;

●	at a price of $(0.02) per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023, assets held in the Trust Account were comprised of $10,911,743 of mutual funds invested in U.S. Treasury securities with dividends reinvested. At December 31, 2022, assets held in the Trust Account were comprised of $775,917 of mutual funds invested in U.S. Treasury securities with dividends reinvested and $19,376,793 held in the trust’s cash operating account. During the nine months ended September 30, 2023, the Company had withdrawn $10,781,567 from the Trust Account in connection with the redemption of common stock. During the year ended December 31, 2022, the Company had withdrawn $988,872 of interest earned from the Trust Account to pay taxes and $258,680,733 from the Trust Account in connection with the redemption of common stock.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Level	Fair Value
Assets:
September 30, 2023	Investments and cash held in Trust Account – Mutual Fund	1	$10,911,743

Liabilities:
September 30, 2023	Warrant Liabilities – Public Warrants	2	$$276,000
September 30, 2023	Warrant Liabilities – Private Placement Warrants	3	$112,800

		Level	Fair Value
Assets:
December 31, 2022	Investments and cash held in Trust Account – Mutual Funds (1)	1	$775,917

Liabilities:
December 31, 2022	Warrant Liabilities – Public Warrants	2	$414,000
December 31, 2022	Warrant Liabilities – Private Placement Warrants	3	$169,200

(1)	As of December 31, 2022, $19,376,793 of mutual funds held in the Trust Account was deposited into the cash operating account maintained by the Trustee.

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

The Private Placement Warrants were valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a binomial/lattice model, which is considered to be a Level 3 fair value measurement, that assumes the optimal exercise of the Company’s redemption option at the earliest possible date. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. As of the period ended September 30, 2023, the warrants are currently classified as Level 2 securities.

EDIFY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The key inputs to both models for the Private Warrants were as follows:

Input	September 30, 2023	December 31, 2022
Asset Price	$10.85	$10.09
Exercise Price	$11.50	$11.50
Merger Announcement Date	12/18/2022	12/18/2022
Expected Merger Date	01/20/2024	07/20/2023
Expiration Date	01/20/2029	07/20/2028
Call Price	N/A	N/A
Contractual Term	5.3	5.6
Risk-Free Rate	4.6%	4.0%
Volatility	12.0%	6.6%
Dividend Yield	0.0%	0.0%
Steps	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities for the comparable period:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2022	$169,200	$169,200
Change in fair value	—	—
Fair value as of March 31, 2023	$169,200	$169,200
Change in fair value	—	—
Fair value as of June 30, 2023	$169,200	$169,200
Change in fair value	(56,400)	(56,400)
Fair value as of September 30, 2023	$112,800	$112,800

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$2,932,800	$2,932,800
Change in fair value	(1,974,000)	(1,974,000)
Fair value as of March 31, 2022	958,800	958,800
Change in fair value	(282,000)	(282,000)
Fair value as of June 30, 2022	676,800	676,800
Change in fair value	(394,800)	(394,800)
Fair value as of September 30, 2022	$282,000	$282,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from during the nine months ended September 30, 2023.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 20, 2023, the Company elected to extend the date by which it has to consummate an initial Business Combination by one additional month from October 20, 2023 to November 20, 2023 (the “Extension”), as permitted under the Company’s Amended and Restated Certificate of Incorporation. The Extension provides the Company with additional time to complete its previously announced initial Business Combination with Unique Logistics International, Inc. (“Unique Logistics”). In connection with the Extension, the Company has deposited $49,521 into the Company’s the Trust Account for its public stockholders which enables the Company to effectuate the Extension.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “EAC,” “our,” “us” or “we” refer to Edify Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission filings.

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

On January 20, 2021, the Company closed its initial public offering of 27,600,000 units, including the exercise of the over-allotment option to the extent of 3,600,000 units, with each unit consisting of one share of its Class A common stock and one-half of one warrant, each whole warrant to purchase one share of its Class A common stock at a purchase price of $11.50 per share, subject to adjustment as provided in the Company’s final prospectus filed with the Securities and Exchange Commission on January 19, 2021 (File No. 333-251775). The Company sold the units in the EAC IPO at an offering price of $10.00 per unit, generating total gross proceeds of $276,000,000.

Simultaneously with the consummation of the EAC IPO and the exercise of the underwriters’ over-allotment option, the Company consummated the private sale of 5,640,000 warrants at $1.00 per warrant for an aggregate purchase price of $5,640,000. The Company deposited a total of $276,000,000 into the trust account and the remaining net proceeds became available for EAC to use as working capital to provide for business, legal and accounting due diligence on prospective business combination targets and continuing general and administrative expenses.

On December 21, 2022, the Company held a special meeting of its stockholders at which the stockholders approved the First Charter Amendment, which allowed the Company to extend the date by which EAC must consummate a business combination from January 20, 2023 (the date that is 24 months from the closing date of the EAC IPO) to April 20, 2023 (the date that is 27 months from the closing date of the EAC IPO) and on a monthly basis up to three times from April 20, 2023 to July 20, 2023 (the date that is 30 months from the closing date of the EAC IPO) by (i) depositing $225,000 into the trust account for the three month extension from January 20, 2023 to April 20, 2023 and (ii) depositing $75,000 into the trust account for each subsequent one-month extension from April 20, 2023 to July 20, 2023. On January 20, 2023, the Company made a cash contribution of $225,000 to the trust account for the extension from January 20, 2023 to April 20, 2023. In addition, the stockholders elected to redeem an aggregate of 25,912,336 shares of the Company’s Class A common stock in connection with the First Charter Amendment. As a result, an aggregate of $261,561,217 (or approximately $10.09 per share) was removed from the trust account to pay such stockholders and 1,687,664 shares of the Company’s Class A common stock were then issued and outstanding following such redemption. The Company subsequently made monthly cash contributions of $75,000 to the trust account to extend the date by which the Company must consummate a business combination from April 20, 2023 to July 20, 2023.

On July 20, 2023, the Company held a special meeting of its stockholders at which the stockholders approved the Second Charter Amendment, which allows the Company to extend the date by which the Company must consummate a business combination from July 20, 2023 (the date that is 30 months from the closing date of the EAC IPO) to October 20, 2023 (the date that is 33 months from the closing date of the EAC IPO) and on a monthly basis up to three times from the Amended Date to January 20, 2024 (the date that is 36 months from the closing date of the EAC IPO) by (i) depositing $225,000 into the trust account for the three month extension from July 20, 2023 to the Amended Date and (ii) depositing $75,000 into the trust account for each subsequent one-month extension from the Amended Date to January 20, 2024. On July 20, 2023, the Company made a cash contribution of $225,000 to the trust account for the Initial Extension. In addition, the stockholders elected to redeem an aggregate of 697,235 shares of the Company’s Class A common stock in connection with the Second Charter Amendment. As a result, an aggregate of $7,488,538.44 (or approximately $10.74 per share) was removed from the trust account to pay such stockholders and 990,429 shares of the Company’s Class A common stock were then issued and outstanding following such redemption. As of [●], 2023, there was approximately $[●] held in the trust account.

Proposed Business Combination

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

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Unique Logistics (“Unique Logistics’ Common Stock”) (other than excluded shares and dissenting shares) will be cancelled and automatically deemed for all purposes to represent the right to receive a number of shares of Class A Common Stock, par value $0.0001 per share, of Buyer equal to the quotient of (i) the Per Share Consideration Value (as defined herein), divided by (ii) $10.00 (subject to equitable adjustment). The “Per Share Consideration Value” equals the quotient of (i) $282 million, divided by (ii) the sum of (A) the number of shares of Unique Logistics’ Common Stock, plus (B) the number of shares of Unique Logistics’ Common Stock into which all of the shares of Unique Logistics’ convertible preferred stock, par value $0.001 per share, of the Unique Logistics (collectively, the “Unique Logistics’ Convertible Preferred Stock”) would convert, in each case, as of immediately prior to the Merger, taking into account the effects of the Transactions in accordance with the certificate of designations applicable to such Unique Logistics’ Convertible Preferred Stock.

On July 20, 2023, the Company, Merger Sub and Unique Logistics entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Merger Agreement from July 20, 2023 to January 20, 2024 (the “Termination Date”), subject to the terms set forth therein.

On September 18, 2023, the Company, Merger Sub and Unique Logistics entered into an Acknowledgement and Waiver Agreement, pursuant to which: (i) Unique Logistics acknowledged the condition to Closing set forth in Section 10.03(g) of the Merger Agreement (the “Financing Condition”) will be fully satisfied and discharged in full (a) upon the funding of the Delayed Draw Term Loan B Commitment (as defined in the Amended Financing Agreement) in accordance with the terms of the Amended Financing Agreement and (b) the receipt by Unique Logistics of $9,500,000 as proceeds of the Delayed Draw Term Loan B Commitment under the Amended Financing Agreement; (ii) Unique Logistics acknowledged that upon the satisfaction of the Financing Condition, its right to terminate the Merger Agreement set forth in Section 11.01(g) of the Merger Agreement will be automatically and fully waived; (iii) Section 12.05(a) of the Merger Agreement was modified such that Buyer Transaction Expenses (as defined therein) may not exceed $9,500,000; and (iv) Unique Logistics consented to the amendment of Section 11.01(c) of the Merger Agreement to extend the Termination Date to the later of (a) February 20, 2024 and (b) a date reasonably determined by the Company, but no later than May 15, 2024, that provides a customary period of time following the Registration Statement having been declared effective by the SEC in order to consummate the Transactions.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had net income of approximately $170,000, which consists of income of approximately $194,000 derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $170,000, offset by formation and operating costs of approximately $0.5 million and provision to income taxes of approximately $36,000.

For the nine months ended September 30, 2023, we had net loss of approximately $709,000, which consists of formation and operating costs of approximately $1.7 million and provision to income taxes of approximately $101,000, offset by income of approximately $194,000 derived from the changes in fair value of the warrant liabilities, income of approximately $394,000 derived from the changes in deferred underwriting fee and interest earned on marketable securities held in Trust of approximately $529,000.

For the three months ended September 30, 2022, we had net income of approximately $2 million, which consists of income of approximately $1.2 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust of approximately $1.2 million, offset by formation and operating costs of approximately $0.2 million and provision to income taxes of approximately $0.2 million.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,390,633. Net loss of $705,835 was affected by interest earned on marketable securities held in the Trust Account of $529,491, change in fair value of warrant liabilities of $194,400 and change in deferred underwriting fee of $394,100. Changes in operating assets and liabilities provided $433,193 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $689,581. Net income of $9,347,530 was affected by interest earned on marketable securities held in the Trust Account of $1,593,801 and change in fair value of warrant liabilities of $8,860,800. Changes in operating assets and liabilities provided $417,490 of cash for operating activities.

As of September 30, 2023, we had $10,911,743 held in the Trust Account consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we had withdrawn $10,781,567 from the Trust Account in connection with the redemption of common stock. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023, we had cash of $57,726. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $57,726 in its operating bank account, $10,911,743 in money market securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $3,842,150. As of September 30, 2023, $3,032,657 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of September 30, 2023, $10,781,567 was withdrawn from the Trust Account in connection with redemption.

On October 20, 2023, the Company elected to extend the date by which it has to consummate an initial Business Combination by one additional month from October 20, 2023 to November 20, 2023, as permitted under the Company’s Amended and Restated Certificate of Incorporation. The Extension provides the Company with additional time to complete its previously announced initial Business Combination with Unique Logistics. In connection with the Extension, the Company has deposited $49,521.45 into the Company’s the Trust Account for its public stockholders which enables the Company to effectuate the Extension.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Amended Date and on a monthly basis up to three times from the Amended Date to the Extended Date, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the Company’s current liquidity condition, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per share, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Subject to the consummation of the proposed Business Combination , the underwriters have agreed to reduce the amount of their deferred fees by $6,016,800. As the waiver is solely subject to the consummation of the proposed Business Combination , the Company did not alter the fee payable as the probability of the transaction closing is not yet certain.

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

Income Taxes

We account for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,640,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $5.6 million. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering, subject to limited exceptions. Additionally, the Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date, we complete our initial Business Combination .. Our Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants. The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $276  million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid $4,140,000 of underwriting fees, net of $1,380,000 reimbursed from the underwriters (not including the 3.5% deferred underwriting commission payable at the consummation of the initial Business Combination ) and approximately $0.4 million for other costs and expenses related to our formation and the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Acknowledgement and Waiver Agreement, dated as of September 18, 2023, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2023).
2.2	Amendment to the Amended and Restated Letter Agreement, dated as of September 18, 2023, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, and Unique Logistics International, Inc. (incorporated by reference to exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2023).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2023	EDIFY ACQUISITION CORP.

	By:	/s/ Ronald H. Schlosser
	Name:	Ronald H. Schlosser
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Morris Beyda
	Name:	Morris Beyda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)